Form 10-K
period 2008-12-31
PDC 2004-C Limited Partnership
filed 2009-10-26
CIK 1306755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:

There is no trading market in the Partnership’s securities.  Therefore, there is no aggregate market value.

As of September 30, 2009, the Partnership had 899.88 units of limited partnership interest and no units of additional general partnership interest outstanding.

PDC 2004-C LIMITED PARTNERSHIP

Index

PART I

Explanatory Note to Comprehensive Annual Report

PDC 2004-C Limited Partnership (the “Partnership” or the “Registrant”), which was formed on July 28, 2004 and funded on August 4, 2004, filed a Comprehensive Annual Report on Form 10-K for the years ended December 31, 2007, 2006 and 2005 on August 5, 2009.  The report included condensed quarterly unaudited financial statements for each of the applicable quarters in 2007, 2006 and 2005.

This Comprehensive Annual Report on Form 10-K for the years ended December 31, 2008 and 2007 is the first periodic report the Partnership has filed with the Securities and Exchange Commission, or SEC, since the filing of the previously mentioned Comprehensive Annual Report on Form 10-K for 2007-2005.  The financial information presented in this Annual Report on Form 10-K includes audited financial statements for the years ended December 31, 2008 and 2007 as well as unaudited condensed financial information for each applicable interim period in 2008 and 2007.

Special Note Regarding Forward Looking Statements

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) regarding PDC 2004-C Limited Partnership’s (the “Partnership’s” or the “Registrant’s”) business, financial condition, results of operations and prospects that are subject to risks and uncertainties.  Words such as “expects”, “anticipates”, “intends”, “plans”, “believes”, “seeks”, “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements herein, which include statements of estimated oil and natural gas production and reserves, drilling plans, future cash flows, anticipated liquidity, anticipated capital expenditures and the Managing General Partner’s Petroleum Development Corporation’s (“MGP’s” or “PDC’s”) strategies, plans and objectives.  However, these are not the exclusive means of identifying forward-looking statements herein.  Although forward-looking statements contained in this report reflect the Managing General Partner's good faith judgment, such statements can only be based on facts and factors currently known to them.  Consequently, forward-looking statements are inherently subject to risks and uncertainties, including risks and uncertainties incidental to the development, production and marketing of natural gas and oil, and actual outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Important factors that could cause actual results to differ materially from the forward looking statements include, but are not limited to:

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

Further, the Partnership urges the reader to carefully review and consider the cautionary statements made in this report, including the risks and uncertainties that may affect the Partnership's business as described herein under Item 1A, Risk Factors and its other filings with the SEC and public disclosures.  Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this report.  The Partnership cautions you not to place undue reliance on forward-looking statements, which speak only as of the date of this report.  The Partnership undertakes no obligation to update any forward-looking statements in order to reflect any event or circumstance occurring after the date of this report or currently unknown facts or conditions or the occurrence of unanticipated events.

Index

Item 1.              Business

General

The Partnership was organized as a limited partnership on July 28, 2004 under the West Virginia Uniform Limited Partnership Act.  Petroleum Development Corporation, a Nevada Corporation, is the Managing General Partner of the Partnership (hereafter, the “Managing General Partner”, “MGP” or “PDC”).  Upon completion of its public sale of its Partnership units on August 4, 2004, the Partnership was funded and commenced its business operations. The Partnership was funded with initial contributions of $18.0 million from 673 limited and additional general partners (collectively, the “Investor Partners”) and a cash contribution of $4.0 million from the Managing General Partner for its interest.  After payment of syndication costs of $1.8 million and a one-time management fee to the Managing General Partner of $0.3 million, the Partnership had available cash of $19.9 million to commence Partnership activities.  Upon funding, the Partnership entered into a Drilling and Operating Agreement (“D&O Agreement”) with the Managing General Partner which governs the drilling and operational aspects of the Partnership.  The Partnership owns an undivided working interest in natural gas and oil wells located in Colorado from which the Partnership produces and sells natural gas and oil.

The address and telephone number of the Partnership and PDC’s principal executive offices, are 1775 Sherman Street, Suite 3000, Denver, Colorado 80203 and (303) 860-5800.

Drilling Activities

The Partnership commenced drilling activities in the third quarter 2004.  During 2004, 19 gross developmental wells were drilled and four of those wells were completed and in production at December 31, 2004.  During 2005, six additional Partnership developmental wells were drilled and an additional 17 Partnership wells were completed and placed into production by December 31, 2005. Two Partnership wells drilled were evaluated as commercially unproductive and were therefore declared to be developmental dry holes.  The Partnership’s final two wells completed were placed into production during 2006.  Upon completion of drilling activities in 2006, a total of 25 developmental wells, 21.6 net, had been drilled in the state of Colorado.  Net wells represent the number of gross wells multiplied by the working interest in the wells owned by the Partnership.  As of December 31, 2008, 22 of the Partnership’s 23 (20.2 net) productive wells were producing and one well was temporarily shut-in. That well was returned to production in February 2009.  The Partnership’s wells are considered developmental wells.  Therefore, no exploratory drilling activities were conducted on behalf of the Partnership.

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

In accordance with the D&O Agreement, the Partnership paid its proportionate share of the cost of drilling and completing each well as follows:

a)	The cost of the prospect; and

b)
The intangible well costs for each well completed and placed in production, an amount equal to the depth of the well in feet at its deepest penetration as recorded by the drilling contractor multiplied by the “intangible drilling and completion cost” in the D&O Agreement, plus the actual extra completion cost of zones completed in excess of the cost of the first zone and actual additional costs incurred in the event that an intermediate or third string of surface casing is run, rig mobilization and trucking costs, the additional cost for directional drilling and drill stem testing, sidetracking, fishing of drilling tools; and

c)	The tangible costs of drilling and completing the partnership wells and of gathering pipelines necessary to connect the well to the nearest appropriate sales point or delivery point.

Index

Business Segments

The Partnership operates in one business segment, oil and natural gas sales.

Plan of Operations

With regard to the Partnership’s developmental wells drilled in Colorado, 18 wells (two of which were determined to be dry holes) were drilled in the Wattenberg Field and seven wells were drilled in the Grand Valley Field.

The 18 Partnership wells in the Wattenberg Field were targeted to the Codell formation or deeper.  The Wattenberg Field, located north and east of Denver, Colorado, is located within the Denver-Julesburg (DJ) Basin.  Wells in DJ area may include as many as four productive formations.  From shallowest to deepest, these are the Sussex, the Niobrara, the Codell and the J Sand.  The primary producing zone for most of the Partnership’s wells is the Codell formation which produces a combination of natural gas and oil.

The seven Partnership wells in the Grand Valley Field are targeted to the Mesa Verde formation. The Grand Valley Field is in the Piceance Basin, located near the western border of Colorado.  The producing interval consists of a total of 150 to 300 feet of productive sandstone divided into 10 to 15 different zones.  The production zones are separated by layers of nonproductive shale resulting in a total production interval of 2,000 to 4,000 feet with alternating producing and non-producing zones.  The natural gas reserves and production are divided into these numerous smaller zones.

The typical well production profile for wells in both the Wattenberg and Grand Valley fields displays an initial high production rate and relatively rapid decline, followed by years of relatively shallow decline.  Natural gas is the primary hydrocarbon produced; however, the majority of the wells in the Wattenberg Field also produce oil.  For the natural gas, the purchase price may include revenue from the recovery of propane and butane in the gas stream, as well as a premium for the typical high-energy content of the natural gas.

Generally, PDC plans recompletion, as described, below of the wells producing from the Codell formation in the Wattenberg Field wells after they have been in production for five years or more, although the exact timing may be delayed or accelerated due to changing commodity prices and the availability of additional geological data and technology.  The Managing General Partner has the authority whether to recomplete the individual wells and to determine the timing of any recompletions.  The timing of the recompletions could be affected by the desire to optimize the return to the Partnership by recompleting the wells, when commodity prices are at levels to obtain the highest rate of return.  The number and timing of these recompletions will be subject to Partnership’s cash availability since borrowing is not permitted.  A recompletion consists of a second fracture treatment in the same formation originally fractured in the initial completion in well bore.  PDC and other producers have found that the recompletions generally increase the production rate and recoverable reserves of the wells.  However, all recompletions have not and may not result in economically recoverable reserves.  The cost of recompleting a well producing from the Codell formation is about one third of the cost of a new well.  If the recompletion work is performed, PDC will charge the Partnership for the direct costs of recompletions, and the Partnership will pay the Partnership’s proportionate share of costs based on the operating costs sharing ratios of the Partnership out of Partnership revenues earned from oil and gas sales.  Based on the current economic environment, the Managing General Partner has no immediate plans to initiate recompletion activities in the Codell formation of the Wattenberg Field wells.  The Partnership intends to re-evaluate the feasibility of commencing these recompletion activities as current economic conditions improve.

Title to Properties

The Partnership holds record title in its name to the working interest in each well.  PDC provides an assignment of working interest for the well bore, prior to the spudding of the well and effective the date of the spudding of the well, to the Partnership in accordance with the D&O Agreement.  Upon completion of the drilling of all of the Partnership wells, these assignments are recorded in the applicable county.  Investor Partners rely on PDC to use its best judgment to obtain appropriate title to these working interests.  Provisions of the Limited Partnership Agreement (the “Agreement”), generally relieve PDC from errors in judgment with respect to the waiver of title defects.  PDC takes those steps it deems necessary to assure that title to the working interests is acceptable for purposes of the Partnership.  For additional information, see Item 2, Properties – Title to Properties.

Index

Well Operations

General. As operator, PDC represents the Partnership in all operating matters, including the drilling, testing, completion, recompletion and equipping of wells and the marketing and sale of the Partnership’s oil and natural gas production from the wells.  PDC is the operator of all of the wells in which the Partnership owns an interest.

PDC, may in certain circumstances, provide equipment and supplies, and perform salt water disposal services and other services for the Partnership.  PDC sold equipment to the Partnership as needed in the drilling or completion of Partnership wells.  All equipment and services were sold at the lesser of cost or competitive prices in the area of operations.

Gas Pipeline and Transmission.  The transmission and gathering lines, which are owned either by PDC or other third parties and which transport the Partnership's natural gas production, are subject to seasonal curtailment and occasional limitations due to repairs, improvements or as a result of priority transportation agreements with other natural gas transporters.  Seasonal curtailment typically occurs during July and August as a result of high atmospheric temperatures which reduce compressor capacity.  This reduction in production typically amounts to less than five percent of normal monthly production.  The cost, timing and availability of gathering pipeline connections and service varies from area to area, well to well, and over time.  When a significant amount of development work is being done in an area, production can temporarily exceed the available markets and pipeline capacity to move natural gas to more distant markets.  This excess supply can lead to lower natural gas prices relative to other areas as the producers compete for the available markets by reducing prices.  This excess supply can also lead to curtailments of production and periods when wells are shut-in due to lack of market.

Sale of Production.  In accordance with the D&O Agreement, PDC markets the oil and natural gas produced from the Partnership’s wells on a competitive basis, at what it believes to be, the best available terms and prices generally, under contracts with indexed monthly pricing provisions.  PDC does not enter into any commitment of future production that does not directly benefit the Partnership.  Generally, purchase contracts for the sale of oil are cancelable on 30 days notice, whereas purchase contracts for the sale of natural gas may range from spot market sales of short duration to multi-year contracts requiring the dedication of the natural gas produced from a well for a period ranging up to the life of the well.

The gas is sold at negotiated prices based upon a number of factors, including the quality of the gas, well pressure, estimated remaining reserves, prevailing supply conditions and any applicable price regulations promulgated by the Federal Energy Regulatory Commission, or FERC.  The Partnership sells oil produced by its wells to local oil purchasers at spot prices. The produced oil is stored in tanks at or near the location of the Partnership’s wells for routine pickup by oil transport trucks.

In general, the Partnership has been and expects to continue to be able to produce and sell oil and natural gas from the Partnership’s wells without significant curtailment and at locally competitive prices.  The Partnership does experience limited curtailments from time to time due to pipeline maintenance and operating issues as discussed above.  The Partnership experienced a minor curtailment of production in the Piceance Basin due to limited compression and pipeline capacity throughout most of fourth quarter 2008.  This interruption, due to third party infrastructure, was corrected in early 2009.

Price Risk Management.  Price volatility is a very significant and a potential destabilizing factor in the oil and natural gas production industry.  To help manage the risks associated with the oil and natural gas industry, the Partnership proactively employs strategies to reduce the effects of commodity price volatility on cash flows by utilizing commodity based derivative instruments to manage a portion of the exposure to price volatility.  These instruments consist of Colorado Interstate Gas Index, or CIG, based contracts for Colorado natural gas production, basis protection swaps and New York Mercantile Exchange, or NYMEX, based contracts for Colorado oil production, and natural gas production.  The contracts provide price protection for committed and anticipated oil and natural gas sales.  The Partnership's policies prohibit the use of oil and natural gas futures, swaps, basis protection swaps or options for speculative purposes and permit utilization of derivatives only if there is an underlying physical position.  While the Partnership’s derivative instruments are utilized to manage the impact of price volatility of its oil and natural gas production, the Partnership has elected not to prepare the documentation required to designate any of the Partnership’s derivative instruments as hedges under the terms of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Certain Hedging Activities.  Thus, the Partnership is required to recognize changes in the fair value of its derivative positions in Partnership earnings each reporting period thereby resulting in the potential for significant earnings volatility.  Along with realized gains or losses, these changes in fair value are classified as “Oil and gas price risk management, net” on the statements of operations.  See Note 2, Summary of Significant Accounting Policies−Derivative Financial Instruments, to the Partnership’s accompanying financial statements included in this report.

Index

The sale of the Partnership’s production is subject to market price fluctuations for natural gas sold in the spot market and under market index contracts.  PDC, as Managing General Partner, continues to evaluate the potential for reducing these risks by entering into derivative transactions.  The Managing General Partner may close out any portion of derivatives that may exist from time to time which may result in a realized gain or loss on that derivative transaction.  The Partnership manages price risk on only a portion of its anticipated production, so the remaining portion of its production is subject to the full fluctuation of market pricing.  As of June 30, 2009, the Partnership has oil and natural gas derivatives in place covering 86% of its expected oil production and 78% of its expected natural gas production for the remainder of 2009.

The Partnership utilizes financial derivatives to establish “floors,” “collars,” “fixed-price swaps” or “basis protection swaps” on the possible range of the prices realized for the sale of natural gas and oil.  These are recorded on the balance sheet at fair value with changes in fair values recognized currently in the statement of operations under the caption "Oil and gas price risk management, net."  PDC, as Managing General Partner of the Partnership, enters into derivative transactions on behalf of the Partnership in the same manner in which it enters into transactions for itself.  “Floors” contain a floor price (put) whereby PDC, as Managing General Partner, receives the market price from the purchaser and the difference between the market price and floor price from the counterparty if the commodity market price falls below the floor strike price, but receives no payment when the commodity market price exceeds the floor price.  For “swap” instruments, if the market price is below the fixed contract price, PDC, as Managing General Partner, receives the market price from the purchaser and receives the difference between the market price and the fixed contract price from the counterparty.  If the market price is above the fixed contract price, PDC, as Managing General Partner, receives the market price from the purchaser and pays the difference between the market price and the fixed contract price to the counterparty.  “Collars” contain a fixed floor price (put) and ceiling price (call).  If the market falls below the fixed put strike price, PDC, as Managing General Partner, receives the market price from the purchaser and receives the difference between the put strike price and market price from the counterparty.  If the market price exceeds the fixed call strike price, PDC, as Managing General Partner, receives the market price from the purchaser and pays the difference between the call strike price and market price to the counterparty.  If the market price is between the call and put strike price, no payments are due to or from the counterparty.  Finally, “basis protection swaps” are arrangements that guarantee a price differential for natural gas valued at a specified pricing point, or hub.  For Partnership CIG basis protection swaps that have a negative pricing differential to NYMEX, PDC as Managing General Partner receives a payment from the counterparty if the price differential is greater than the stated terms of the contract and pays the counterparty if the price differential is less than the stated terms of the contract.  See Item 1A, Risk Factors - The Partnership's derivative activities could result in reduced future revenue and cash flows compared to the level the Partnership might experience if no derivative instruments were in place.

The Partnership participates on a pro-rata basis in all derivative transactions entered into by the Managing General Partner in a given area.  The Partnership’s allocation of derivative positions is based on the Partnership’s percentage of estimated production to total estimated production from a given area on a monthly basis.  The transactions are on a production month basis.  Therefore, the Partnership may participate in a derivative for a future period before it has production from that area.  Prior to September 30, 2008, as estimated future production volumes increased due to continued drilling and wells placed into production, the allocation of derivative positions between PDC’s corporate interests and this Partnership, changed on a pro-rata basis.  As of September 30, 2008, the allocation of derivative positions was fixed, based on the estimated future production at this date, between the Managing General Partner’s corporate interests and each sponsored drilling partnership.  For positions entered into subsequent to September 30, 2008, specific designations of the quantities between the Managing General Partner’s corporate interests and each sponsored drilling partnership, including this Partnership, are allocated and fixed at the time the positions are entered into based on estimated future production.  The Partnership believes that in a rapidly changing price environment, derivative positions are desirable to obtain more predictable cash flows and to reduce the impact of possible future price declines.

Index

D&O Agreement.  The Partnership has entered into the D&O Agreement with PDC.  The D&O Agreement provides that the operator conducts and directs drilling operations, including well recompletions, and has full control of all operations on the Partnership's wells.  Generally, an operator has limited liability to the Partnership for losses sustained or liabilities incurred, except as may result from the operator's negligence or misconduct.  Under the terms of the D&O Agreement, PDC may subcontract certain functions as operator for Partnership wells.  PDC retains responsibility for work performed by subcontractors.

To the extent the Partnership has less than a 100% working interest in a well, the Partnership paid only its proportionate share of total lease, development, and operating costs, and receives its proportionate share of production subject only to royalties and overriding royalties. The Partnership is responsible only for its obligations and is liable only for its proportionate working interest share of the costs of developing and operating the wells.

Under the D&O Agreement, the operator may provide all necessary labor, vehicles, supervision, management, accounting, and overhead services for normal production operations, and may deduct from Partnership revenues a fixed monthly charge for these services. The charge for these operations and field supervision fees (referred to as “well tending fees”) for each producing well are based on competitive industry rates, which vary based upon the area of operation.  The well tending fees and administration fees may be adjusted annually to an amount equal to the rates initially established by the D&O Agreement multiplied by the then current average of the Oil and Gas Extraction Index and the Professional and Technical Services Index, as published by the United States Department of Labor, Bureau of Labor Statistics, provided that the charge may not exceed the rate which would be charged by the comparable operators in the area of operations.  This average is commonly referred to as the Accounting Procedure Wage Index Adjustment which is published annually by the Council of Petroleum Accountants Societies, or COPAS.

Under the D&O Agreement the Partnership has the right to take in kind and separately dispose of its share of all oil and natural gas produced from its wells.  In accordance with the D&O Agreement, the Partnership designated PDC as its agent to market its production and authorized the operator to enter into and bind the Partnership in those agreements as it deems in the best interest of the Partnership for the sale of its oil and/or natural gas.  Where pipelines owned by PDC are used in the delivery of natural gas to market, PDC charges a market rate gathering fee not to exceed that which would be charged by a non-affiliated third party for a similar service.

The D&O Agreement remains in force as long as any well or wells produce, or are capable of economic production, and for an additional period of 180 days from cessation of all production, or until PDC is replaced as Managing General Partner as provided for in the D&O Agreement.

Production Phase of Operations

When Partnership wells are "complete" (i.e., drilled, fractured or stimulated, and all surface production equipment and pipeline facilities necessary to produce the well are installed), production operations commence on each well.  All Partnership wells are complete, and production operations are currently being conducted with regard to each of the 23 productive wells.

PDC markets the Partnership’s natural gas to commercial end users, interstate or intrastate pipelines or local utilities, primarily under market sensitive contracts in which the price of natural gas sold varies as a result of market forces.  Some leases, and thus the natural gas derived from wells drilled on those leases, may have been dedicated to particular markets at the time the Partnership drilled wells on such leases, or subsequent to, as part of the natural gas marketing arrangements.  In general, the Partnership has been, and expects to continue to be able to, produce and sell natural gas from Partnership wells without significant curtailment and at competitive prices.  The Partnership does experience limited curtailments from time to time due to pipeline maintenance and operating issues of the pipeline operators.  For instance, the Partnership experienced an approximate 10% to 15% curtailment of production volumes in the Piceance Basin due to limited compression and pipeline capacity throughout most of the fourth quarter in 2008.  This interruption, due to third party infrastructure, was corrected in early 2009.

Index

The majority of the Partnership’s wells in the Wattenberg Field in Colorado produce oil in addition to natural gas.  The Managing General Partner is currently able to sell all the oil that the Partnership can produce under existing sales contracts with petroleum refiners and marketers.  The Partnership does not refine any of its oil production.  The Partnership’s crude oil production is sold to purchasers at or near the Partnership’s wells under both short and long-term purchase contracts with monthly pricing provisions.

PDC, on behalf of the Partnership, may enter into fixed price contracts, or utilize derivatives, including collars, swaps or basis protection swaps, in order to offset some or all of the price variability for particular periods of time.  The use of derivatives may entail fees, including the time value of money for margin requirements, which are charged to the Partnership.

Seasonal factors, such as effects of weather on prices received and costs incurred, and availability of pipeline capacity, may impact the Partnership's results of operations.  In addition, both sales volumes and prices are subject to demand factors with a seasonal component.

Revenues, Expenses and Distributions

The Partnership's share of production revenue from a given well is burdened by and/or subject to royalties and overriding royalties, monthly operating charges, taxes and other operating costs.

It is PDC's practice to deduct operating expenses from the production revenue for the corresponding period and to defer the collection of operating expenses to future periods when revenues are insufficient to render full payment and a liability is recorded by the Partnership.

Index

Production, Sales, Prices and Lifting Costs

The following table sets forth information regarding the Partnership’s production volumes, oil and natural gas sales, average sales price received and average lifting cost incurred for the periods indicated.

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007
Production
Oil (Bbls)	8,730	13,931
Natural gas (Mcf)	329,812	387,147
Natural gas equivalent (Mcfe)	382,192	470,733

Oil and Gas Sales
Oil sales	$770,303	$804,983
Gas sales	2,081,541	1,882,974
Total oil and gas sales	$2,851,844	$2,687,957

Average Sales Price (excluding realized gain (loss) on derivatives)
Oil (per Bbl)	$88.24	$57.78
Natural gas (per Mcf)	6.31	4.86
Natural gas equivalent (per Mcfe)	7.46	5.71

Realized Gain (Loss) on Derivatives, net
Oil derivatives - realized loss	$(26,918)	$(4,049)
Natural gas derivatives - realized gain	157,490	190,913
Total realized gain on derivatives, net	$130,572	$186,864

Average Sales Price (including realized gain (loss) on derivatives)
Oil (per Bbl)	$85.15	$57.49
Natural gas (per Mcf)	6.79	5.36
Natural gas equivalent (per Mcfe)	7.80	6.11

Average Production Cost (Lifting Cost) (per Mcfe)	$2.31	$1.51

Definitions used throughout Item 1, Business:

•	Bbl – One barrel or 42 U.S. gallons liquid volume
•	MBbl – One thousand barrels
•	Mcf – One thousand cubic feet
•	Mcfe – One thousand cubic feet of natural gas equivalents, based on a ratio of 6 Mcf for each barrel of oil, which reflect the relative energy content
•	MMcf – One million cubic feet
•	MMcfe – One million cubic feet of natural gas equivalents

Production as shown in the table is determined by multiplying the gross production volume of properties in which the Partnership has an interest by the percentage of the leasehold or other property interest the Partnership owns.

The Partnership utilizes commodity based derivative instruments to manage a portion of its exposure to commodity price volatility of its natural gas and oil sales.  Production costs represent oil and gas operating expenses which include severance and ad valorem taxes as reflected in the Partnership’s financial statements.  See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations – Production and Operating Costs.

Index

Oil and Natural Gas Reserves

All of the Partnership’s natural gas and oil reserves are located in the United States.  Ryder Scott Company, L.P., an independent engineer prepared the reserve reports for 2008 and 2007. The independent engineer’s estimates are made using available geological and reservoir data as well as production performance data including data provided by the Managing General Partner.  The estimates are prepared with respect to reserve categorization, using the definitions for proved reserves set forth in Regulation S-X, Rule 4-10(a) and subsequent SEC staff interpretations and guidance.  When preparing the Partnership’s reserve estimates, the independent engineers did not independently verify the accuracy and completeness of information and data furnished by the Partnership with respect to ownership interests, oil and natural gas production, well test data, historical costs of operations and developments, product prices, or any agreements relating to current and future operations of properties and sales of production.  The Partnership’s independent reserve estimates are reviewed and approved by the Managing General Partner’s internal engineering staff and management.

The tables below set forth information as of December 31, 2008, regarding the Partnership’s proved reserves as estimated by Ryder Scott Company, L.P.  Reserves cannot be measured exactly, because reserve estimates involve subjective judgment.  The estimates are reviewed periodically and adjusted to reflect additional information gained from reservoir performance data, new geological and geophysical data and economic changes.  Neither the present value of estimated future net cash flows nor the standardized measure is intended to represent the current market value of the estimated oil and natural gas reserves which the Partnership owns.  The Partnership’s estimated proved undeveloped reserves represent the reserves attributable to the planned future recompletion of the Codell formation in the 16 productive Wattenberg Field wells.

	As of December 31, 2008
	Oil (MBbl)	Gas (MMcf)	Total (MMcfe)
Proved developed	36	3,155	3,371
Proved undeveloped	171	897	1,923
Total Proved	207	4,052	5,294

	Proved	Proved	Total
	Developed	Undeveloped	Proved
	(in thousands)	(in thousands)	(in thousands)

Estimated future net cash flows	$7,935	$4,763	$12,698

Standardized measure of estimated future cash flows	4,743	1,682	6,425

Estimated future net cash flows represent the estimated future gross revenues expected to be generated from the production of proved reserves, net of estimated production costs and future development costs, using prices and costs in effect at December 31, 2008.  The prices used in the Partnership’s reserve reports yield weighted average wellhead prices of $38.28 per barrel of oil and $4.70 per Mcf of natural gas.  These prices should not be interpreted as a prediction of future prices, nor do they reflect the value of the Partnership’s commodity hedges in place at December 31, 2008.  The amounts shown do not give effect to non-property related expenses, such as direct costs - general and administrative expenses, or to depreciation, depletion and amortization.

The standardized measure of discounted future net cash flows is calculated in accordance with Statement of Financial Accounting Standards, or SFAS, No. 69, Disclosures About Oil and Gas Producing Activities, which requires the future cash flows to be discounted.  The discount rate used was 10%.  Additional information on this measure is presented in Supplemental Oil and Gas Information - Unaudited, Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves, included in this report.

Index

Insurance

PDC, in its capacity as operator, has purchased well pollution, public liability and worker’s compensation insurance policies for its own benefit as well as the benefit of the Partnership, however insurance may not be sufficient to cover all potential liabilities.  Each partner who chose to participate as an additional general partner had potential unlimited liability for unforeseen events such as blowouts, lost circulation, and stuck drill pipe, occurring prior to converting to limited partners, which could result in unanticipated additional liability materially in excess of the per unit subscription amount.  However, upon conversion to limited partners on May 19, 2005, all investor partners’ liability became limited.  The remaining general partner is PDC, also the Managing General Partner.

PDC has obtained various insurance policies, as described below, and intends to maintain these policies subject to PDC's analysis of their premium costs, coverage and other factors.  PDC may, in its sole discretion, increase or decrease the policy limits and types of insurance from time to time as deemed appropriate under the circumstances, which may vary materially.  PDC is the named beneficiary under each policy and pays the premiums for each policy, except with respect to the insurance coverage referred to in Items 2 and 5 below in which case the Managing General Partner and the Partnership are co-insured and co-beneficiaries.  Additionally, PDC as operator of the Partnership's wells requires all of PDC's subcontractors to carry liability insurance coverage with respect to the subcontractors’ activities.  In the event of a loss due to the subcontractors’ performance, the insurance policies of the particular subcontractor at risk may be drawn upon before the insurance of the Managing General Partner or that of the Partnership.  PDC has obtained and expects to maintain the following insurance.

1.	Worker's compensation insurance in full compliance with the laws for the states in which the operator has employees;

2.	Operator's bodily injury liability and property damage liability insurance, each with a limit of $1 million;

3.	Employer's liability insurance with a limit of not less than $1 million;

4.	Automobile public liability insurance with a limit of not less than $1 million per occurrence, covering all PDC owned or leased automobile equipment; and

5.	Operator's umbrella liability insurance with a limit of $50 million for each well location and in the aggregate.

PDC’s management, as Managing General Partner, believes that adequate insurance, including insurance by PDC’s subcontractors, has been provided to the Partnership with coverage sufficient to protect the Investor Partners against the foreseeable risks of drilling, recompletions and reworks.  PDC has maintained liability insurance, including umbrella liability insurance, of at least two times the Partnership’s capitalization, up to a maximum of $50 million, but in no event less than $10 million during drilling or recompletion operations.

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

The marketing of any oil and natural gas produced by the Partnership is affected by a number of factors which are beyond the Partnership's control and the exact effect of which cannot be accurately predicted.  These factors include the volume and prices of crude oil imports, the availability and cost of adequate pipeline and other transportation facilities, the marketing of competitive fuels, such as coal and nuclear energy, and other matters affecting the availability of a ready market, such as fluctuating supply and demand.  Among other factors, the supply and demand balance of crude oil and natural gas in world markets may have caused significant variations in the prices of these products over recent years.

Index

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

The combined impact of FERC Order No. 636 and No. 637 has been to increase the competition among natural gas suppliers from the different natural gas producing regions in the U.S.

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

The Partnership’s well fields are crossed by pipelines belonging to Encana, DCP Midstream LP (“DCP”), Williams Production, RMT (“Williams”) and others.  These companies have all traditionally purchased substantial portions of their supply from Colorado producers.  Transportation on these systems requires that delivered natural gas meet quality standards and that a tariff be paid for quantities transported.

Sales of natural gas from the Partnership's wells to DCP and Williams are made on the spot market via open access transportation arrangements through Williams or other pipelines.  As a result of FERC regulations that require interstate gas pipeline companies to separate their merchant activities from their transportation activities and require these companies to release available capacity on both a short and a long-term basis, local distribution companies have taken an increasingly active role in acquiring their own natural gas supplies.  Consequently, pipelines and local distribution companies (utilities) are buying natural gas directly from natural gas producers and marketers, and retail unbundling efforts are causing many end-users to buy their own reserves.  Activity by state regulatory commissions to review local distribution company procurement practices more carefully and to unbundle retail sales from transportation has caused natural gas purchasers to minimize their risks in acquiring and attaching natural gas supply and has increased competition in the natural gas marketplace.

Natural Gas and Oil Pricing

PDC markets the natural gas and oil from Partnership wells in Colorado subject to market sensitive contracts, the price of which increases or decreases with market forces beyond control of the Partnership.  Currently, PDC sells Partnership gas in the Piceance Basin to Williams, which has an extensive gathering and transportation system in the field.  In the Wattenberg Field, the gas is sold primarily to DCP, which gathers and processes the gas and liquefiable hydrocarbons produced.  Natural gas produced in Colorado may be impacted by changes in market prices on a national level, as well as changes in the market for natural gas within the Rocky Mountain Region.  Sales may be affected by capacity interruptions on pipelines transporting natural gas out of the region.

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

Available Information

The Partnership is subject to the reporting and information requirements of the Securities Exchange Act of 1934, as amended, and is as a result obligated to file periodic reports, proxy statements and other information with the SEC.  The SEC maintains a website that contains the annual, quarterly, and current reports, proxy and information statements, and other information regarding the Partnership, which the Partnership electronically files with the SEC.  The address of that site is http://www.sec.gov.  The Central Index Key, or CIK, for the Partnership is 0001306755.  You can read and copy any materials the Partnership files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1850, Washington, D.C.  20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

Risks Pertaining to Natural Gas and Oil Investments

The oil and natural gas business is speculative and may be unprofitable and result in the total loss of investment.  The oil and natural gas business is inherently speculative and involves a high degree of risk and the possibility of a total loss of investment.  The Partnership's business activities may result in unprofitable well operations, not only from non-productive wells and recompletions, but also from wells that do not produce oil or natural gas in sufficient quantities or quality to return a profit on the amounts expended.  The prices of oil and natural gas play a major role in the profitability of the Partnership.  Partnership wells may not produce sufficient natural gas and oil for investors to receive a profit or even to recover their initial investment.  Only three out of 77 partnerships sponsored by PDC have, to date, generated cash distributions in excess of investor subscriptions without giving effect to tax savings.

The Partnership may retain Partnership revenues if needed for Partnership operations to fully develop the Partnership's wells; if full development of the Partnership's wells proves commercially unsuccessful, an individual investor partner might anticipate a reduction in cash distributions.  The Partnership utilized substantially all of the capital raised in the offering for the drilling and completion of wells.  If the Partnership requires additional capital in the future, it will have to retain Partnership revenues necessary for these purposes.  Retaining Partnership revenues will result in a reduction of cash distributions to the investors.  Additionally, in the future, PDC plans to rework or recomplete Partnership wells; however, PDC has not withheld money from the initial investment for that future work.  Future development of the Partnership's wells may prove commercially unsuccessful and the further-developed Partnership wells may not generate sufficient funds from production to increase distributions to Investor Partners to cover revenues retained.  If future development of the Partnership's wells is not commercially successful using funds retained from current production revenues, lower future operational revenues could result in a reduced level of cash distributions to the Investor Partners of the Partnership.

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

Sufficient insurance coverage may not be available for the Partnership, thereby increasing the risk of loss for the General Partners.  It is possible that some or all of the insurance coverage which the Partnership has available may become unavailable or prohibitively expensive.  In that case, PDC might elect to change the insurance coverage.  The general partners could be exposed to additional financial risk due to the reduced insurance coverage and due to the fact that they would continue to be individually liable for obligations and liabilities of the Partnership that arose prior to conversion to limited partners which occurred on May 19, 2005.  Investor Partners could be subject to greater risk of loss of their investment because less insurance would be available to protect the Partnership from casualty losses.  Moreover, should the Partnership's cost of insurance become more expensive, or should the Partnership suffer a significant uninsured casualty loss, the amount of cash distributions to the investors will be reduced.

Through their involvement in the Partnership and other non-partnership activities, the Managing General Partner and its affiliates have interests which conflict with those of the Investor Partners; actions taken by the Managing General Partner in furtherance of its own interests could result in the Partnership being less profitable and a reduction in cash distributions to the Investor Partners.  PDC's continued active participation in oil and natural gas activities for its own account and on behalf of other partnerships organized or to be organized by PDC and the manner in which Partnership revenues are allocated create conflicts of interest with the Partnership.  PDC has interests which inherently conflict with the interests of the Investor Partners.  The following is an itemization of the material conflicts of interest of PDC as Managing General Partner of the Partnership and of PDC’s affiliates:

•
PDC might sponsor additional drilling programs or joint ventures, in the future that could conflict with the interests of the Partnership.  PDC and affiliates have the right to organize and manage oil and natural gas drilling programs in the future similar to the Partnership and to conduct production operations now and in the future on its own behalf or for other individual investor partners.  This situation could lead to a conflict between the position of PDC as Managing General Partner of the Partnership and the position of PDC or its affiliates as managing general partner or sponsor of additional programs.

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

Index

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

Index

The Partnership’s activities are subject to the regulations regarding conservation practices and protection of correlative rights.  These regulations affect our operations and limit the quantity of natural gas and/or oil we may produce and sell.  A major risk inherent in our drilling plans is the need to obtain drilling permits from state and local authorities.  Because the Partnership may consider recompleting various of its Wattenberg wells if the economic environment improves, for which permits will be required, delays in obtaining regulatory approvals or drilling permits or the failure to obtain a drilling permit for a well or the receipt of a permit with unreasonable conditions or costs could have a material adverse effect on our ability to develop our properties.  Additionally, the natural gas and oil regulatory environment could change in ways that might substantially increase the financial and managerial costs of compliance with these laws and regulations and, consequently, adversely affect the Partnership’s ability to pay distributions to Investor Partners.  Illustrative of these risks are regulations recently enacted by the State of Colorado which focuses on the oil and gas industry.  These multi-faceted regulations significantly enhance requirements regarding oil and natural gas permitting, environmental requirements, and wildlife protection.  Permitting delays and increased costs could result from these final regulations.  The Partnership further references sections Government Regulation and Proposed Regulation in Item 1, Business, for a detailed discussion of the laws and regulations that effect Partnership activities.

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

A Colorado lawsuit against PDC, the Managing General Partner of the Partnership, for underpayment of royalties, could financially harm PDC and the Partnership.  A judgment by the Federal Court against PDC could result in lower oil and gas sales revenues for the Partnership, reduced profitability and reduced cash distributions to the Investor Partners.   On May 29, 2007, Glen Droegemueller, individually and as representative plaintiff on behalf of all others similarly situated, filed a class action complaint against the Managing General Partner in the District Court, Weld County, Colorado alleging that the Managing General Partner underpaid royalties on natural gas produced from wells operated by the Managing General Partner in parts of the State of Colorado (the “Droegemueller Action”).  The plaintiff sought declaratory relief and to recover an unspecified amount of compensation for underpayment of royalties paid by us pursuant to leases.  The Managing General Partner removed the case to Federal Court on June 28, 2007.  On October 10, 2008, the court preliminarily approved a settlement agreement between the plaintiffs and the Managing General Partner, on behalf of itself and the Partnership.  Although the Partnership was not named as a party in the suit, the lawsuit states that it relates to all wells operated by the Managing General Partner, which includes a majority of the Partnership’s 16 productive wells in the Wattenberg field.  The portion of the settlement relating to the Partnership’s wells for all periods through December 31, 2008 that has been expensed by the Partnership is approximately $13,000 which includes legal fees of approximately $1,000.  This entire settlement of $12,500 was deposited by the Managing General Partner into an escrow account on November 3, 2008.  Notice of the settlement was mailed to members of the class action suit in the fourth quarter of 2008.  The final settlement was approved by the court on April 7, 2009.  Settlement distribution checks were mailed in July 2009.  During September 2009, all settlement costs were passed through to the Partners and any required judicial action from the settlement of the suit was implemented in this distribution.

Index

Special Risks of an Investment in the Partnership

A “material weakness” identified in the Partnership’s internal control over financial reporting and resulting ineffective disclosure controls and procedures could have a material adverse effect on the reliability of Partnership financial statements, its ability to file Partnership public reports on time and provide for accurate and timely Investor Partner distributions.

Management of the Managing General Partner assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008 and pursuant to this assessment, identified a material weakness in the Partnership’s internal control over financial reporting. The existence of any material weakness means there is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Partnership’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness relates to the Partnership’s failure to maintain sufficient documentation to adequately assess the operating effectiveness of internal control over reporting for the transactions that are directly related to and processed by the Partnership.  For a more detailed discussion of the Partnership’s material weakness, see Item 9A(T), Controls and Procedures, of this report. As a result of this material weakness, management of the Managing General Partner concluded that the Partnership’s disclosure controls and procedures were not effective as of December 31, 2008.

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

Since June 2007, PDC has become compliant with its corporate Exchange Act filing and reporting obligations. Additionally, Rockies Region 2007 Limited Partnership, Rockies Region 2006 Limited Partnership, PDC 2005-A Limited Partnership, PDC 2005-B Limited Partnership, Rockies Region Private Limited Partnership, PDC 2004-A Limited Partnership and PDC 2004-D Limited Partnership have completed all required SEC filings through June 30, 2009.  PDC 2004-B Limited Partnership and PDC 2004-C Limited Partnership (with this filing) have completed all required SEC filings through December 31, 2008, but are delinquent on all subsequent quarterly filing requirements.  All remaining limited partnerships sponsored by PDC which are subject to the Exchange Act have been, and continue to be, delinquent in filing their respective periodic reports in accordance with the requirements of the Exchange Act.  Until these partnerships file their delinquent periodic reports, investors will be unable to review the financial statements of the various limited partnerships as an additional source of information they can use in their evaluation of their investment in the Partnership.  Currently the Managing General Partner has in place a compliance effort addressing the delinquent reports of the various limited partnerships.  However, due to the amount of effort, time and financial resources required to bring the limited partnerships into compliance with Exchange Act periodic reporting requirements, the Partnership and the various limited partnerships may be unable to bring their delinquent reports current and may be unable in the future to file their required periodic reports with the Securities and Exchange Commission in a timely manner.

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

The Partnership commenced drilling activities in the third quarter 2004.  Drilling operations were completed in January 2006 when the last of the Partnership’s 23 productive wells were connected to pipeline.  Two Partnership wells drilled were evaluated as commercially unproductive and therefore were declared to be developmental dry holes.  The Partnership’s 25 gross wells represent 21.6 net wells, or the number of gross wells multiplied by the working interest in the wells owned by the Partnership.  At December 31, 2008, 22 of the Partnership’s 23 productive wells (20.2 net) were producing and one well was temporarily shut-in.  That well was turned back into production in February 2009.  Productive wells consist of producing wells and wells capable of producing oil and natural gas in commercial quantities.  The 25 wells are the only wells to be drilled by the Partnership since all of the funds raised in the Partnership offering have been utilized.  The details of these prospect drilling areas are further outlined below.

The Wattenberg Field, located north and east of Denver, Colorado, is in the Denver-Julesburg (DJ) Basin.  The typical well production profile has an initial high production rate and relatively rapid decline, followed by years of relatively shallow decline.  Natural gas is the primary hydrocarbon produced; however, many wells will also produce oil.  The purchase price for the natural gas may include revenue from the recovery of propane and butane in the gas stream, as well as a premium for the typical high-energy content of the natural gas.  Wells in the area may include as many as four productive formations.  From shallowest to deepest, these are the Sussex, the Niobrara, the Codell and the J Sand.  The primary producing zone in most wells is the Codell sand which produces a combination of natural gas and oil.  The Partnership has 16 productive wells and two developmental dry holes located in this field.

The Grand Valley Field is in the Piceance Basin, located near the western border of Colorado.  Wells in the Piceance Basin generally produce natural gas along with small quantities of oil.  The producing interval consists of a total of 150 to 300 feet of productive sandstone divided in 10 to 15 different zones.  The production zones are separated by layers of nonproductive shale resulting in a total interval of 2,000 to 4,000 feet with alternating producing and non-producing zones.  The natural gas reserves and production are divided into these numerous smaller zones.  The Partnership has seven wells located in this field.

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

Index

Oil and Natural Gas Reserves

All of the Partnership’s gas and oil reserves are located in the United States.  The Partnership utilized the services of an independent petroleum engineer, Ryder Scott Company, L.P., for its 2008 and 2007 reserve reports.  The independent engineer’s estimates are made using available geological and reservoir data as well as production performance data. The estimates are prepared with respect to reserve categorization, using the definitions for proved reserves set forth in SEC Regulation S-X, Rule 4-10(a) and subsequent SEC staff interpretations and guidance. When preparing the Partnership's reserve estimates, the independent engineer did not independently verify the accuracy and completeness of information and data furnished by the Managing General Partner with respect to ownership interests, oil and gas production, well test data, historical costs of operations and developments, product prices, or any agreements relating to current and future operations of properties and sales of production.  The Partnership's independent reserve estimates are reviewed and approved by the Managing General Partner's internal engineering staff and management.  See Supplemental Oil and Gas Information – Unaudited, Net Proved Oil and Gas Reserves for additional information regarding the Partnership’s reserves.

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

The Partnership’s properties are subject to royalty, overriding royalty and other outstanding interests customary to the industry.  The properties may also be subject to additional burdens, liens or encumbrances customary to the industry.  We do not believe that these burdens, liens or encumbrances, if any, will materially interfere with the use of the properties.

Item 3.              Legal Proceedings

The Registrant is not currently subject to any material pending legal proceedings.

See Note 9, Commitments and Contingencies to the accompanying financial statements for additional information related to litigation.

Item 4.              Submission of Matters to a Vote of Security Holders

None

Index

PART II

Item 5.              Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

At September 30, 2009, the Partnership had 669 Investor Partners holding 899.88 units and one Managing General Partner.  The investments held by the Investor Partners are in the form of limited partnership interests.  Investor Partners' interests are transferable; however, no assignee of units in the Partnership can become a substituted partner without the written consent of the transferor and the Managing General Partner.  As of June 30, 2009, the Managing General Partner has repurchased 12.23 units of Partnership interests from Investor Partners.

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

Cash Distribution Policy.  PDC plans to make distributions of Partnership cash on a monthly basis, but no less often than quarterly, subject to funds being available for distribution.  PDC will make cash distributions of 80% of available cash to the Investor Partners, adjusted for any units purchased by the Managing General Partner, and 20% of available cash to the Managing General Partner throughout the term of the Partnership.  Cash is distributed to the Investor Partners and PDC as a return of capital in the same proportion as their interest in the net income of the Partnership.

PDC cannot presently predict amounts of cash distributions, if any, from the Partnership.  However, PDC expressly conditions any distribution upon the Partnership having sufficient cash available for distribution.  Sufficient cash available for distribution is defined to generally mean cash generated by the Partnership in excess of the amount the Managing General Partner determines is necessary or appropriate to provide for the conduct of the Partnership's business, to comply with applicable law, to comply with any other agreements or to provide for future distributions to unit holders.  In this regard, PDC reviews the accounts of the Partnership at least quarterly for the purpose of determining the sufficiency of distributable cash available for distribution.  Amounts will be paid to Investor Partners only after payment of fees and expenses to the Managing General Partner and its affiliates and only if there is sufficient cash available.  The ability of the Partnership to make or sustain cash distributions depends upon numerous factors.  PDC can give no assurance that any level of cash distributions to the Investor Partners of the Partnership will be attained, that cash distributions will equal or approximate cash distributions made to investor partners of prior drilling programs sponsored by PDC, or that any level of cash distributions can be maintained.  The Partnership made cash distributions of $2,330,622 and $2,147,781 for the years ended December 31, 2008 and 2007, respectively, and a total of $13,691,664 since inception.

The volume of production from producing properties naturally declines with the passage of time and is not subject to the control of management.  The cash flow generated by the Partnership's activities and the amounts available for distribution to the Partnership's Investor Partners will, therefore, decline in the absence of significant increases in the prices that the Partnership receives for its oil and natural gas production, or significant increases in the production of oil and natural gas from the successful additional development of these properties, if any.  If the Partnership decides to develop its wells further, the funds necessary for that development would come from the Partnership's revenues.  As a result, there may be a decrease in the funds available for distribution, and the distributions to the Investor Partners may decrease.

Unit Repurchase Program.  Beginning with the third anniversary of the date of the first cash distribution of the Partnership, Investor Partners of the Partnership may request the Managing General Partner to repurchase their units. The Partnership initiated monthly cash distributions to Investor Partners in May 2005.  If requested by individual investor partners, the Managing General Partner is conditionally obligated to purchase in any calendar year units which aggregate up to 10% of the initial subscriptions.  Repurchase of units is subject to PDC’s financial ability to purchase the units.  The purchase price will not be less than four times the most recent twelve months’ cash distributions from production of the Partnership.

Index
The unit repurchase program commenced in May 2008. PDC repurchased the first partnership units under the program’s provisions in second quarter 2008, when it repurchased 0.25 units in May 2008, at an average price of $6,620 per unit.  Third quarter units were repurchased in August 2008, when 1.0 unit was repurchased at an average price of $6,548 per unit.  Fourth quarter repurchases were in November 2008, when PDC repurchased a total of 0.5 units at an average price of $7,600 per unit.  Units repurchased during 2009 include first quarter repurchases of 3.0 units, at an average price of $8,073 per unit in March 2009. Second quarter repurchases were 0.27 units, at an average price of $8,221 per unit, repurchased in April 2009 and 0.6 units, at an average price of $7,675 per unit, repurchased in May 2009.  There were no third quarter 2009 repurchased units through July 2009.

In addition to the above repurchase program, individual investor partners periodically offer and PDC repurchases, units on a negotiated basis before the third anniversary of the date of the first cash distribution.  There were no 2008 negotiated-basis repurchases through April 2008.

Item 6.              Selected Financial Data

Not applicable

Item 7.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis, as well as other sections in this Form 10-K, should be read in conjunction with the Partnership’s accompanying financial statements and related notes to the financial statements included in this report.  Further, the Partnership encourages you to revisit Special Note Regarding Forward-Looking Statements on page 1 of the report.

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

The Partnership began exploration and development activities immediately after funding.  In August 2004, PDC commenced drilling on behalf of the Partnership.  As of December 31, 2008, a total of 25 developmental wells have been drilled in Colorado, and of the 25 wells drilled, 23 were productive and two were evaluated as commercially unproductive and therefore, were declared to be dry holes.  These 25 wells are the only wells the Partnership will drill because the majority of the capital contributions have been utilized.  The completed wells produce primarily natural gas, with some associated crude oil.  Sales of produced natural gas and oil commenced during the fourth quarter of 2004.  As of December 31, 2008, 22 of the Partnership’s 23 (20.2 net) productive wells were producing and one well was temporarily shut-in. That well was returned to production in February 2009.

Production and sales increased through the second quarter of 2005 as additional wells were completed and connected to pipelines.  As expected for wells in this area, the Partnership has recognized a steady decline in quarterly production and net sales.  The Partnership’s wells will produce until they are depleted or until they are uneconomical to produce; however, it is generally the plan of the Partnership and the Managing General Partner to recomplete the Codell formation in certain wells in the Wattenberg Field after five or more years of production because these wells will have experienced a significant decline in production in that time period.  However, the exact timing of recompletion may be delayed or accelerated due to changing commodity prices and the availability of additional geological data and technology.  Codell recompletions typically increase production rates and recoverable reserves.  Although PDC has experienced significant production increases following prior Codell recompletions, not all such recompletions have been successful.

Index

2008 Overview

The year 2008 was a year of significant events: oil and natural gas prices reached to record and near record highs, respectively, through July; then, in the midst of U.S. credit turmoil and a worldwide economic slump, in December, oil prices fell to their lowest in four years and natural gas prices decreased approximately 50%.  While the Partnership felt the impact of these events, the Managing General Partner believes the Partnership was successful in managing its operations in such a manner that the Partnership was able to minimize the negative price impacts while capitalizing on the positive impacts of price risk management using derivatives.  The Partnership’s derivative position eased the impact of the fall in oil and natural gas prices.  During 2008, the Partnership recorded $0.1 million in net realized derivative gains.  Further, the Partnership estimates the net fair value of its derivative positions as of December 31, 2008 to be $1.0 million.

The decline in market prices during the fourth quarter of 2008 resulted in $1.1 million in unrealized gains on derivatives for the year ended December 31, 2008.  The $1.1 million in unrealized gains for the year is the fair value of the derivative positions as of December 31, 2008 of $1.0 million, less the fair value of derivative positions as of December 31, 2007 of $(0.1) million.  There may be further gains or losses as prices decrease or increase until the positions mature or are closed.

The required accounting treatment for derivatives that do not qualify for hedge accounting treatment under SFAS No. 133 may result in significant swings in operating results over the life of the derivatives.  The combination of the settled derivative contracts and the revenue received from the oil and gas sales at delivery are expected to result in a more predictable cash flow stream and Partnership distributions than would the sales contracts without the associated derivatives.

The average NYMEX and CIG prices for the next 24 months (forward curve) from the respective dates below are as follows:

		December 31,	June 30,	December 31,	June 30,
Commodity	Index	2007	2008	2008	2009

Natural gas: (per MMbtu)
	NYMEX	$8.12	$12.52	$6.62	$5.83
	CIG	6.78	8.86	4.49	4.87
Oil: (per Bbl)	NYMEX	90.79	140.15	57.49	74.51

The commodity price declines from June 30, 2008, through December 31, 2008, relative to the Partnership’s current derivative positions, resulted in the significant unrealized derivative gains in 2008.  If there are further price declines in 2009, unrealized derivatives gains on our current positions may be expected to continue.  Conversely, if there are price increases in 2009, unrealized derivatives losses on our current positions may be expected to occur.

Index

Results of Operations

The following table sets forth selected information regarding the Partnership’s results of operations, including production volumes, oil and gas sales, average sales prices received, average sales price including realized derivative gains and losses, production and operating costs, depreciation, depletion and amortization costs, other operating income and expenses for the years ended December 31, 2008 and 2007.

	Year Ended	Year Ended
	December 31, 2008	December 31, 2007	Change
Number of producing wells (end of period)	22	23	*

Production: (1)
Oil (Bbl)	8,730	13,931	-37%
Natural gas (Mcf)	329,812	387,147	-15%
Natural gas equivalents (Mcfe) (2)	382,192	470,733	-19%

Average Selling Price (excluding realized gain (loss) on derivatives)
Oil (per Bbl)	$88.24	$57.78	53%
Natural gas (per Mcf)	6.31	4.86	30%
Natural gas equivalents (per Mcfe)	7.46	5.71	31%

Realized Gain (Loss) on Derivatives, net
Oil derivatives - realized loss	$(26,918)	$(4,049)	*
Natural gas derivatives - realized gain	157,490	190,913	-18%
Total realized gain on derivatives, net	$130,572	$186,864	-30%

Average Selling Price (including realized gain (loss) on derivatives)
Oil (per Bbl)	$85.15	$57.49	48%
Natural gas (per Mcf)	6.79	5.36	27%
Natural gas equivalents (per Mcfe)	7.80	6.11	28%

Average cost per Mcfe
Production and operating costs (3)	$2.31	$1.51	53%
Depreciation, depletion and amortization	3.30	3.23	2%

Revenues:
Oil and gas sales	$2,851,844	$2,687,957	6%
Oil and gas price risk management, net	1,203,470	(132,502)	*
Total revenues	$4,055,314	$2,555,455	59%

Operating costs and expenses:
Production and operating costs	$880,980	$710,472	24%
Direct costs - general and administrative	77,703	44,194	76%
Depreciation, depletion and amortization	1,261,075	1,518,451	-17%
Accretion of asset retirement obligations	8,272	7,824	6%
Total operating costs and expenses	$2,228,030	$2,280,941	-2%

Income from operations	$1,827,284	$274,514	566%

Interest income	33,210	42,443	-22%

Net income	$1,860,494	$316,957	487%

Cash distributions	$2,330,622	$2,147,781	9%

* Percentage change not meaningful, equal to or greater than 250% or not calculable.
_______________

Index

(1)
Production is determined by multiplying the gross production volume of properties in which we have an interest by the average percentage of the leasehold or other property interest the Partnership owns.

(2)	A ratio of energy content of natural gas and oil (six Mcf of natural gas equals one Bbl of oil) was used to obtain a conversion factor to convert oil production into equivalent Mcf of natural gas.
(3)	Production costs represent oil and gas operating expenses which include production taxes.

Definitions used throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Bbl – One barrel or 42 U.S. gallons liquid volume
•	MBbl – One thousand barrels
•	Mcf – One thousand cubic feet
•	MMcf – One million cubic feet
•	Mcfe – One thousand cubic feet of natural gas equivalents, based on a ratio of 6 Mcf for each barrel of oil, which reflects the relative energy content
•	MMcfe – One million cubic feet of natural gas equivalents
•	MMbtu – One million British Thermal Units

Oil and Natural Gas Sales

The table below shows sales and production information for each quarter for the years ended December 31, 2008 and 2007.  Oil and natural gas sales exclude the impact of commodity-based derivatives, which are reflected in the line “Oil and gas price risk management, net” in the statements of operations.  (In thousands except for per Mcf, per Bbl and per Mcfe amounts and percentage changes).

	2008			2007
	Sales			Sales
Total	(in thousands)	MMcfe	per Mcfe	(in thousands)	MMcfe	per Mcfe
Jan-Mar	$804	100	$8.05	$840	142	$5.96
Apr-Jun	885	88	10.04	576	97	5.92
Jul-Sept	773	95	8.12	654	132	4.96
Oct-Dec	390	99	3.93	618	100	6.15
Total	$2,852	382	$7.46	$2,688	471	$5.71
Change (year over year)	6%	-19%	31%

	2008			2007
	Sales			Sales
Oil	(in thousands)	MBbl	per Bbl	(in thousands)	MBbl	per Bbl
Jan-Mar	$218	3	$82.74	$180	4	$44.98
Apr-Jun	239	2	115.78	202	4	53.71
Jul-Sept	217	2	105.06	202	3	64.60
Oct-Dec	96	2	48.86	221	3	72.64
Total	$770	9	$88.24	$805	14	$57.78
Change (year over year)	-4%	-37%	53%

	2008			2007
	Sales			Sales
Natural Gas	(in thousands)	MMcf	per Mcf	(in thousands)	MMcf	per Mcf
Jan-Mar	$586	84	$6.97	$660	117	$5.64
Apr-Jun	646	76	8.53	374	75	5.00
Jul-Sept	556	83	6.72	452	113	3.99
Oct-Dec	294	87	3.37	397	82	4.83
Total	$2,082	330	$6.31	$1,883	387	$4.86
Change (year over year)	11%	-15%	30%

The 6% increase in total sales in 2008 as compared to 2007 was due to an increase in average sales price per Mcfe of 31% partially offset by decreased total production volumes, in Mcfe or energy equivalency basis, of 19%.

Commodity price increases during the first half of 2008, which contributed to an increase in sales of $0.7 million, were partially offset by sales declines of $0.5 million due to decreased production volumes, resulting in the overall $0.2 million increase in oil and natural gas sales in 2008 as compared to 2007.  This decline in production volumes is consistent with the historically declining production curves for wells drilled in the Wattenberg and Piceance fields.  The year-to-year decrease in both oil and natural gas production volumes of 37% and 15%, respectively, reflects the historically steeper decline in oil production volumes during the earlier portions of the production life cycle as compared to natural gas which was offset, however, by a more substantial increase in oil prices (53%) than natural gas prices (30%) during the period.

Index

On a quarterly basis, production volumes, on an energy equivalency basis, declined each quarter during 2008, compared to the comparable period in 2007.  However, commodity price increases of $0.4 million and $0.3 million, respectively, during the quarters ended June 30 and September 30, offset production volume declines of $0.1 million and $0.2 million, respectively, resulting in overall sales increases of $0.3 million and $0.1 million, respectively, during these periods.

During the quarter ended March 31, 2008, however, production declines of $0.2 million were offset by commodity price increases of $0.2 million over the previous year’s comparable period, so that overall oil and natural gas sales remained unchanged period-to-period.  Overall sales declined by $0.2 million during the quarter ended December 31, 2008 over the previous year’s fourth quarter, primarily due to commodity price reductions of $0.2 million on production volumes marginally lower by 1%.  For the quarter ended June 30, 2007 natural gas production decreased due to high line pressure in addition to normally-occurring production declines throughout an oil and natural gas well’s production life cycle.

The Partnership expects to experience continued declines in both oil and natural gas production volumes over the wells’ life cycles until such time that the Wattenberg wells may be successfully recompleted.  Subsequent to successful recompletion, if any, production will once again begin to decline.

Oil and Natural Gas Pricing

Financial results depend upon many factors, particularly the prices of oil and natural gas and our ability to market our production effectively.  Natural gas and oil prices have been among the most volatile of all commodity prices. These price variations have a material impact on Partnership financial results.  Natural gas and oil prices also vary by region and locality, especially in the Rocky Mountain Region, depending upon the distance to markets, and the supply and demand relationships in that region or locality. This can be especially true in the Rocky Mountain Region in which all of the Partnership’s wells are located.  The combination of increased drilling activity and the lack of substantial local market demand can result in a local market oversupply situation from time to time.  The Managing General Partner believes such a situation existed in the Rocky Mountain Region during 2007, with production exceeding the local market demand and pipeline transportation capacity to non-local markets. The result, beginning in the second quarter of 2007 and continuing into the fourth quarter of 2007, was a decrease in the price of Rocky Mountain natural gas as measured by the Colorado Interstate Gas, or CIG, Index (per MMbtu) compared to the New York Mercantile Exchange, or NYMEX, price (per MMbtu).

The expansion in January 2008 of the Rockies Express pipeline (“REX”), a major interstate pipeline constructed and operated by a non-affiliated entity, resulted in a narrowing of the NYMEX and CIG price differential to under $1.00 between the indices’ average prices in January and February 2008.  However, a substantial portion of the new capacity created by the REX Pipeline is now under contract resulting in a resumption of regional transportation capacity restraints and a widening of the NYMEX-CIG differential that peaked in June and September at average index price differentials of $4.58 and $4.00, respectively.  Index differentials closed 2008 having again narrowed to $1.30, and are expected to average $0.96 for the next 24 months (forward curve) based on index futures.  Like most producers in the region, the Partnership relies on major interstate pipeline companies to construct these facilities to increase pipeline capacity, rendering the timing and availability of these facilities beyond the Partnership’s control.  In view of the regional transportation capacity issues cited herein regarding Rocky Mountain region production, the Partnership believes that the cited capacity constraints will continue into the future and that the sale of production in the Rocky Mountain Region will continue to be governed by price.  To that end, the Partnership has been able to sell all of its production to date, has not had to significantly curtail its production for long periods of time because of an inability to sell its production because of pipeline unavailability and believes that it will be able to sell all of its future production at market prices.

Oil pricing is also driven strongly by supply and demand relationships.  In the Rocky Mountain Region for 2008, Partnership oil sales averaged $88.24 per barrel which is below the NYMEX oil market 12-month average monthly closing prices (per Barrel) for 2008 of $104.42, due to supply competition from other Rocky Mountain oil and Canadian oil that has driven down market prices.

Index

The price the Partnership receives for the natural gas produced in the Rocky Mountain Region is based on a market basket of prices, which primarily includes natural gas sold at the CIG prices with a portion sold at Mid-Continent, San Juan Basin, Southern California or other nearby region prices.  The CIG Index, and other indices for production delivered to other Rocky Mountain pipelines, has historically been less than the price received for natural gas produced in the eastern regions, which is NYMEX based.

Through September 2009, oil and natural gas prices have continued to fluctuate, with oil prices on NYMEX as high as $74.37 (per Barrel) on August 24, 2009 and as low as $33.98 (per Barrel) on February 12, 2009 and natural gas prices on CIG as high as $4.59 (per MMbtu) on January 7, 2009 and as low as $1.33 (per MMbtu) on April 14, 2009.

Oil and Natural Gas Price Risk Management, Net

The Managing General Partner uses oil and natural gas commodity derivative instruments to manage price risk for PDC as well as its sponsored drilling partnerships.  The Managing General Partner sets these instruments for PDC and the various partnerships managed by PDC jointly by area of operations.  Prior to September 30, 2008, as production volumes changed, the allocation of derivative positions between PDC’s corporate interests and each of the sponsored drilling partnerships changed on a pro-rata basis.  As of September 30, 2008, PDC has fixed the allocation of derivative positions, between PDC and each partnership. Existing positions are allocated based on fixed quantities for each position and new positions will have specific designations relative to the applicable partnership.  Realized and unrealized gains and losses resulting from derivative positions are reported on the statement of operations as “Oil and gas price risk management, net.”  The net gains/losses are comprised of the change in fair value of derivative positions related to the Partnership’s production and underlying derivative contracts entered into by the Managing General Partner on behalf of the Partnership.

In periods of rising prices, the Partnership will generally record losses on its derivative positions as fair values exceed contract prices determining the Partnership’s oil and natural gas sales.  Conversely, in periods of decreasing prices, the Partnership will generally recognize gains on its derivative positions.  During 2008, the Partnership experienced volatility in oil and gas prices that resulted in fluctuation in both realized and unrealized derivative positions.

The following table presents the realized and unrealized gains and losses recorded for each of the quarterly and annual periods identified:

	Three months ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	Total

Realized gains (losses)
Oil	$(12,903)	$(38,307)	$(23,875)	$48,167	$(26,918)
Natural gas	(18,165)	(126,002)	66,600	235,057	157,490
Realized (loss) gain	(31,068)	(164,309)	42,725	283,224	130,572
Unrealized (loss) gain	(206,793)	(655,565)	1,406,957	528,299	1,072,898
Oil and gas price risk management, net	$(237,861)	$(819,874)	$1,449,682	$811,523	$1,203,470

	Three months ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	Total

Realized gains (losses)
Oil	$(1,476)	$(1,674)	$(287)	$(612)	$(4,049)
Natural gas	(4,149)	28,930	103,012	63,120	190,913
Realized (loss) gain	(5,625)	27,256	102,725	62,508	186,864
Unrealized (loss) gain	(114,853)	(48,893)	100,332	(255,952)	(319,366)
Oil and gas price risk management, net	$(120,478)	$(21,637)	$203,057	$(193,444)	$(132,502)

Index

“Oil and gas price risk management, net” includes realized gains and losses and unrealized changes in the fair value of oil and natural gas derivatives related to Partnership oil and natural gas production.  See and Note 4, Fair Value of Financial Instruments and Note 5, Derivative Financial Instruments, to the accompanying financial statements for additional details of the Partnership’s derivative financial instruments.

For the year ended December 31, 2008, the Partnership recorded realized gains of $0.1 million and unrealized gains of $1.1 million, resulting in a net $1.2 million gain for the year.  During the quarter ended March 31, 2008, prices increased and remained above December 31, 2007 prices resulting in realized and unrealized losses of approximately $31,000 and $0.2 million, respectively.  The CIG-index monthly average of daily natural gas prices (per MMbtu) and oil prices on NYMEX (per barrel) in the second quarter 2008 remained above December 31, 2007 levels, resulting in the $0.2 million realized and $0.6 million unrealized losses for that period. Although Rocky Mountain Region oil and natural gas prices increased during the first seven months of 2008, the Partnership experienced significant commodity price declines during the last five months of 2008, relative to the Partnership’s current derivative positions, which resulted in significant unrealized derivative gains for the year and for the quarters ended September 30 and December 31.  Monthly averages of daily natural gas prices for the months August through December declined in August to $5.45 and retrenched further to a low during October of $2.90.  Oil prices experienced a steep decline from a July 2008 high of $145.29 to $44.60 at December 31, 2008.  This pricing pattern in the Rocky Mountain Region for oil and natural gas resulted in the Partnership’s third quarter realized and unrealized gains of approximately $43,000 and $1.4 million, respectively, and fourth quarter realized and unrealized gains of $0.3 million and $0.5 million, respectively.  When forward prices for oil and natural gas decrease as they did throughout the last five months of 2008, the Partnership’s derivative positions, which include floors, ceilings and swaps, tend to increase in value, resulting in unrealized gain positions.

In 2007, the Partnership incurred a realized gain of $0.2 million and an unrealized loss of $0.3 million, resulting in a $0.1 million net loss for the year.  The majority of the unrealized losses recognized for 2007 and for the quarters ended March 31 and December 31, respectively, were due to increasing natural gas prices.  The decline in the CIG market during the second and third quarters of 2007, which fell to a low of $1.05 for the September average of natural gas daily prices (per MMbtu), resulted in the realized gain during 2007.  When forward prices for oil and natural gas prices increase as they did in 2007, the Partnership’s derivative portfolio tends to decrease in value, resulting in unrealized loss positions.  Due to the continued volatility of commodity prices, large quarter to quarter fluctuations in “Oil and gas price risk management, net” occur.

Oil and Natural Gas Sales Derivative Instruments.  The Managing General Partner uses various derivative instruments to manage fluctuations in oil and natural gas prices.  The Managing General Partner has in place a series of collars, fixed price swaps and basis protection swaps on a portion of the Partnership’s oil and natural gas production as set forth in the following table.

Index

This table identifies the Partnership’s derivative positions related to oil and gas sales activities in effect as of June 30, 2009, on the Partnership’s production.

	Collars				Fixed-Price Swaps		Basis Protection Swaps
	Floors		Ceilings
		Weighted		Weighted		Weighted		Weighted	Fair Value
Commodity/	Quantity	Average	Quantity	Average	Quantity	Average	Quantity	Average	at
Operating Area/	(Gas-MMbtu	Contract	(Gas-MMbtu	Contract	(Gas-MMbtu	Contract	(Gas-MMbtu	Contract	June 30,
Index	Oil-Bbls)	Price	Oil-Bbls)	Price	Oil-Bbls)	Price	Oil-Bbls)	Price	2009

Natural Gas
Rocky Mountain Region
CIG
3Q 2009	58,599	$5.75	58,599	$8.90	-	$-	-	$-	$174,696
4Q 2009	41,135	6.67	41,135	10.21	15,174	9.20	-	-	202,470
2010	47,220	6.64	47,220	10.79	22,761	9.20	138,985	1.88	54,800
2011	22,225	4.75	22,225	9.45	-	-	164,714	1.88	(144,999)
2012	-	-	-	-	-	-	173,289	1.88	(144,437)
2013	-	-	-	-	-	-	160,807	1.88	(121,064)

NYMEX
2010	6,118	5.75	6,118	8.30	126,077	5.62	-	-	(45,037)
2011	8,316	5.75	8,316	8.30	44,164	6.96	-	-	432
2012	-	-	-	-	46,404	6.96	-	-	(8,786)
Total Natural Gas									(31,925)

Oil
Rocky Mountain Region
NYMEX
3Q 2009	-	-	-	-	1,393	90.52	-	-	27,151
4Q 2009	-	-	-	-	1,393	90.52	-	-	24,553
2010	-	-	-	-	4,809	92.96	-	-	83,278
Total Oil									134,982

Total Natural Gas and Oil									$103,057

In July 2009, the Managing General Partner entered into a NYMEX-based oil swap covering approximately 50% of the Partnership’s estimated production of oil for the calendar year 2011 at $70.75 per barrel.

Production and Operating Costs

Production and Operating Costs include production taxes and transportation costs which vary with revenue and production, well operating costs charged on a per well basis and other direct costs incurred in the production process.

	2008			2007
	Prod Costs	Mcfe	per Mcfe	Prod Costs	Mcfe	per Mcfe
Jan-Mar	$179,379	99,878	$1.80	$179,157	140,994	$1.27
Apr-Jun	265,247	88,105	3.01	176,514	97,325	1.81
Jul-Sep	230,358	95,154	2.42	182,865	131,990	1.39
Oct-Dec	205,996	99,055	2.08	171,936	100,424	1.71
Total	$880,980	382,192	$2.31	$710,472	470,733	$1.51

As production declines as per the historical decline curve, fixed costs may increase as a percentage of total costs.  This results in production costs per unit increases.  As production is expected to continue to decline, production costs per unit can be expected to increase.

Generally, production and operating costs vary either with total oil and natural gas sales or production volumes.  Property and severance taxes are estimates by the Managing General Partner based on rates determined using historical information.  These amounts are subject to revision based on actual amounts determined during future filings by the Managing General Partner with the taxing authorities.  Property and severance taxes vary directly with total oil and natural gas sales.  Transportation costs vary directly with production volumes.  Fixed monthly well operating costs increase on a per unit basis as production decreases per the historical decline curve.  In addition, general oil field services and all other costs vary and can fluctuate based on services required.  These costs include water hauling and disposal, equipment repairs and maintenance, snow removal and service rig workovers.  In addition, general oil field service costs have experienced significant inflationary increases.

Index

During 2008, production and operating costs increased $0.2 million or 24% compared to the previous year, due primarily to increases in the cost of general oil field services, including increased road maintenance and equipment repairs, as reflected in the per Mcfe basis unit cost increases for the second and third quarters of 2008.  A decrease in general oil field service costs caused the reduction in the per Mcfe basis unit cost during the fourth quarter of 2008.

The fluctuation in the per Mcfe basis unit cost through the first three quarters of 2007 was principally due to production volume.  An increase in general oil field service costs caused the increase in the per Mcfe basis unit cost during the fourth quarter of 2007.

Direct Costs – General and Administrative

Direct costs – general and administrative consist primarily of professional fees for financial statement audits, income tax return preparation and legal matters.  Direct costs increased during 2008 by approximately $34,000 due primarily to increases in audit fees of approximately $15,000 and outside professional fee of approximately $29,000 offset by a reduction in legal fees of approximately $9,000.

Depreciation, Depletion and Amortization

The Partnership recorded depreciation, depletion, and amortization (“DD&A”) expense in 2008 and 2007 as follows:

	2008			2007
	DD&A	Mcfe	per Mcfe	DD&A	Mcfe	per Mcfe
Jan-Mar	$305,313	99,878	$3.06	$457,367	140,994	$3.24
Apr-Jun	255,088	88,105	2.90	346,992	97,325	3.57
Jul-Sep	268,051	95,154	2.82	399,771	131,990	3.03
Oct-Dec	432,623	99,055	4.37	314,321	100,424	3.13
Total	$1,261,075	382,192	$3.30	$1,518,451	470,733	$3.23

DD&A expense is primarily based upon year-end proved developed producing oil and gas reserves. These reserves are valued at the price of oil and natural gas as of December 31 each year.  If prices increase, the corresponding volume of oil and natural gas reserves will increase, resulting in decreases in the rate of DD&A per unit of production.  If year-end prices decrease as they did from 2007 to 2008, volumes of oil and natural gas reserves will decline, resulting in increases in the rate of DD&A per unit of production.

The $0.3 million decrease in DD&A for the year 2008 compared to 2007 is primarily the result of a production level decrease of 19% offset by an increase per Mcfe due to significantly lower reserves at December 31, 2008.  In both the fourth quarter of 2008 and 2007, the DD&A unit cost per Mcfe increased due to revised estimates of reserves from the annual reserve reports which indicated decreases in proved developed reserves from the respective prior periods.  While both production and overall year-end reserves are expected to decline gradually year-to-year over the wells’ remaining life cycles, downward revisions to oil and natural gas reserves in the annual 2008 reserve report resulted in the larger DD&A unit cost increase during the fourth quarter of 2008 as compared to the fourth quarter 2007.

The variances in the per Mcfe rates for the 2008 quarters ended March 31, June 30 and September 30 and the comparable quarter for 2007 are primarily the result of the changing production mix between the Partnership’s Wattenberg and Grand Valley fields which have significantly different DD&A rates.

Index

Interest Income

Interest income decreased in 2008 as compared to 2007 due to the lower level of undistributed revenues held by the Managing General Partner, as well as a reduction in the interest rates applied to those undistributed revenue amounts.  Additionally, interest rates decreased on amounts held in escrow by the Managing General Partner on behalf of the Partnership related to production tax obligation over-withholding during the years prior to 2007.  For more information on the production tax obligation over-withholding by the Managing General Partner, see Note 2, Summary of Significant Accounting Policies−Due from (to) Managing General Partner−Other.

Liquidity and Capital Resources

As the Partnership completed its drilling activities as of January 2006, the Partnership’s operations are expected to be conducted with available funds and revenues generated from oil and natural gas production activities. Because oil and gas production from the Partnership’s existing properties declined rapidly in the first two years, the Partnership may be unable to maintain its current level of oil and gas production and cash flows from operations if commodity prices remain in their current depressed state for a prolonged period beyond 2009.  This decreased production would have a material negative impact on the Partnership’s operations and may result in reduced cash distributions to the Investor Partners in 2010 and beyond. Based on the current economic environment, the Managing General Partner has no immediate plans to initiate recompletion activities in the Codell formation of the Wattenberg Field wells.  The Managing General Partner will re-evaluate the feasibility of commencing these recompletion activities as economic conditions improve.  However, no assurance can be given that recompletion activities will be feasible.

The Partnership’s liquidity may be impacted by fluctuating oil and natural gas prices, as noted in Item 1A, Risk Factors.  Changes in market prices for oil and natural gas directly affect the level of cash flow from operations.  While a decline in oil and natural gas prices would affect the amount of cash flow that would be generated from operations, the Partnership had oil and natural gas derivatives in place as of June 30, 2009, covering 86% of the Partnership’s expected oil production and 78% of its expected natural gas production for the remainder of 2009.  These contracts reduce the impact of price changes for a substantial portion of the Partnership’s 2009 cash from operations.  In July 2009, the Managing General Partner entered into a NYMEX-based oil swap covering approximately 50% of the Partnership’s estimated production of oil for the calendar year 2011 at $70.75 per barrel.  The fair value of the current derivatives positions will change based on changes in oil and natural gas futures markets.  Oil and natural gas derivatives as of December 31, 2008 are detailed in Note 5, Derivative Financial Instruments to the accompanying financial statements.

Working Capital

The following table sets forth the working capital position of the Partnership:

	As of
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008

Working capital	$1,037,448	$508,386	$1,487,262	$1,725,190

	As of
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007

Working capital	$1,324,097	$1,090,227	$1,363,232	$1,049,613

Cash Flows From Financing and Investing Activities

In 2008, the Partnership received a refund of approximately $25,000 from the State of Colorado for state sales taxes charged during prior years on well tubing and casing purchases during the Partnership’s drilling operations, which were subsequently determined to be tax-exempt utilization of this material.  The Partnership has from time-to-time, invested in additional equipment which supports enhanced hydrocarbon recovery, treatment, delivery and measurement or environmental protection, which totaled approximately $12,000 in 2008.

Index
The Partnership initiated monthly cash distributions to investors in May 2005 and has distributed $13.7 million of its operating cash flows from its August 4, 2004 date of inception through December 31, 2008.  The following table sets forth the quarterly cash distributions to the Managing General Partner and the Investor Partners during the years ended December 31, 2008 and 2007, respectively.

	Managing General Partner Distributions	Investor Partners Distributions	Total Distributions

2008
Jan-Mar	$97,533	$390,135	$487,668
Apr-Jun	125,776	503,104	628,880
Jul-Sep	116,558	466,232	582,790
Oct-Dec	126,256	505,028	631,284
	$466,123	$1,864,499	$2,330,622

2007
Jan-Mar	$124,099	$496,397	$620,496
Apr-Jun	112,366	467,649	580,015
Jul-Sep	79,179	316,716	395,895
Oct-Dec	110,274	441,101	551,375
	$425,918	$1,721,863	$2,147,781

Cash Flows From Operating Activities

Net cash provided by operating activities was $2.3 million in 2008 compared to $2.1 million in 2007, an increase of $0.2 million.  The increase in cash provided by operating activities was due primarily to the following:

●	An increase in oil and gas sales revenues of 6% offset by a $0.1 million decrease in realized oil and gas price risk management gains, net and an increase in production and operating costs of 24%.

The following table presents the operating cash flows for the following periods:

	2008
	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31,	June 30,	September 30,	December 31,

Cash flows from operating activities	$495,667	$633,260	$587,665	$633,101

	2007
	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31,	June 30,	September 30,	December 31,

Cash flows from operating activities	$624,824	$583,240	$399,122	$551,339

Information related to the oil and gas reserves of the Partnership’s wells is discussed in detail in Supplemental Oil & Gas Information – Unaudited, Net Proved Oil and Gas Reserves.

Index

Contractual Obligations and Contingent Commitments

The table below sets forth the Partnership’s contractual obligations and contingent commitments as of December 31, 2008 and 2007.

	Payments due by period
Contractual Obligations and Contingent Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

December 31, 2008
Unrealized loss on derivative contracts	$75,211	$-	$-	$75,211	$-
Asset Retirement Obligations	152,138	-	-	-	152,138
	$227,349	$-	$-	$75,211	$152,138

December 31, 2007
Unrealized loss on derivative contracts	$86,831	$86,831	$-	$-	$-
Asset Retirement Obligations	143,866	-	-	-	143,866
	$230,697	$86,831	$-	$-	$143,866

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

Index

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

In accordance with Statement of Financial Accounting Standards, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Partnership assesses its proved oil and gas properties for possible impairment, upon a triggering event, by comparing net capitalized costs to estimated undiscounted future net cash flows on a field-by-field basis using estimated future production based upon prices at which the Partnership reasonably estimates the commodity to be sold.  The estimates of future prices may differ from current market prices of oil and natural gas.  Downward revisions in estimates to the Partnership’s reserve quantities, expectations of falling commodity prices or rising operating costs could result in a triggering event and therefore a possible impairment of the Partnership’s oil and natural gas properties.  If net capitalized costs exceed undiscounted future net cash flows, impairment is based on estimated fair value utilizing a future discounted cash flow analysis and is measured by the amount by which the net capitalized costs exceed their fair value.  Due to the significant reduction in oil and natural gas prices during the fourth quarter of 2008 and the availability of new reserve information, the Partnership reviewed its proved oil and natural gas properties for impairment at December 31, 2008.  The Partnership did not incur any impairment loss as a result of this review.  Although cash flow estimates used by the Partnership are based on the relevant information available at the time the estimates are made, estimates of future cash flows are, by nature, highly uncertain and may vary significantly from actual results.

Revenue Recognition

Sales of natural gas are recognized when natural gas has been delivered to a custody transfer point, persuasive evidence of a sales arrangement exists, the rights and responsibility of ownership pass to the purchaser, collection of revenue from the sale is reasonably assured, and the sales price is fixed or determinable.  Natural gas upon delivery is sold by the Managing General Partner under contracts with terms ranging from one month up to the life of the well.  Virtually all of the Managing General Partner’s contracts’ pricing provisions are tied to a market index with certain adjustments based on, among other factors, whether a well delivers to a gathering or transmission line, quality of gas and prevailing supply and demand conditions, so that the price of the natural gas fluctuates to remain competitive with other available natural gas supplies.  As a result, the Partnership’s revenues from the sale of natural gas will suffer if market prices decline and benefit if they increase.  The Managing General Partner may from time to time enter into derivative agreements, which may either “swap” or “collar” a price range or provide for basis protection in order to reduce the impact of market price fluctuations. The Partnership believes that the pricing provisions of its natural gas contracts are customary in the industry.

The Partnership currently uses the “Net-Back” method of accounting for transportation arrangements of natural gas sales.  The Managing General Partner sells natural gas at the wellhead, collects a price, and recognizes revenues based on the wellhead sales price since transportation costs downstream of the wellhead are incurred by the Partnership’s customers and reflected in the wellhead price.

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

Index

Fair Value Measurements

The Partnership adopted the provisions of Statement of SFAS No. 157, Fair Value Measurements, effective January 1, 2008.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures related to fair value measurements. SFAS No. 157 applies broadly to financial and nonfinancial assets and liabilities that are measured at fair value under other authoritative accounting pronouncements, but does not expand the application of fair value accounting to any new circumstances.  In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 by one year (to January 1, 2009) for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Nonfinancial assets and liabilities for which the Partnership has not applied the provisions of SFAS No. 157 include those initially measured at fair value, including the Partnership’s asset retirement obligations.

Determination of Fair Value. The Partnership determines the fair value of its assets and liabilities, unless specifically excluded, pursuant to FAS No. 157.  FAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

FAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date, giving the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable data (Level 3).  In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy.  The lowest level input that is significant to a fair value measurement in its entirety determines the applicable level in the fair value hierarchy.  Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability and may affect the valuation of the assets and liabilities and their placement within the fair value hierarchy levels.  The three levels of inputs that may be used to measure fair value are defined as:

Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities.  Included in Level 1 would be commodity derivative instruments for New York Mercantile Exchange (“NYMEX”) natural gas swaps.

Level 2 – Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including (i) quoted prices for similar assets or liabilities in active markets, (ii) quoted prices for identical or similar assets or liabilities in inactive markets, (iii) inputs other than quoted prices that are observable for the asset or liability and (iv) inputs that are derived from observable market data by correlation or other means.

Level 3 – Unobservable inputs for the asset or liability, including situations where there is little, if any, market activity for the asset or liability.  Included in Level 3 are the Partnership’s commodity based and basis protection derivative instruments for Colorado Interstate Gas, or CIG, based fixed-price natural gas swaps, collars and floors, oil swaps, and natural gas basis protection swaps.

Derivative Financial Instruments.  The Partnership measures the fair value of its derivatives based upon quoted market prices, where available.  The Managing General Partner’s valuation determination includes: (1) identification of the inputs to the fair value methodology through the review of counterparty statements and other supporting documentation, (2) determination of the validity of the source of the inputs, (3) corroboration of the original source of inputs through access to multiple quotes, if available, or other information and (4) monitoring changes in valuation methods and assumptions.  The methods described above may produce a fair value calculation that may not be indicative of future fair values.  The Managing General Partner’s valuation determination also gives consideration to the nonperformance risk on PDC’s own business interests and liabilities, as well as the credit standing of derivative instrument counterparties.  The Managing General Partner primarily uses two investment grade financial institutions as counterparties to its derivative contracts who hold the majority of the Managing General Partner’s derivative assets.  The Managing General Partner has evaluated the credit risk of the Partnership’s derivative assets from counterparties using relevant credit market default rates, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position.  The Managing General Partner has determined based on this evaluation, that the impact of counterparty non-performance on the fair value of the Partnership’s derivative instruments is insignificant for the Partnership.  As of December 31, 2008, no valuation allowance by the Partnership has been recorded.  Furthermore, while the Managing General Partner believes these valuation methods are appropriate and consistent with that used by other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value.  The Partnership has estimated the net fair value of Partnership’s commodity based and basis protection derivatives as of December 31, 2008 to be $1.0 million.

Index

Non-Derivative Financial Assets and Liabilities.  The carrying values of the financial instruments comprising “Cash and cash equivalents,” “Accounts receivable,” “Accounts payable and accrued expenses” and “Due from (to) Managing General Partner-other, net” approximate fair value due to the short-term maturities of these instruments.

In accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Partnership assesses its proved oil and gas properties for possible impairment, upon a triggering event, by comparing net capitalized costs to estimated undiscounted future net cash flows on a field-by-field basis using estimated production based upon prices at which the Partnership reasonably estimates the commodity to be sold.  The estimates of future prices may differ from current market prices of oil and natural gas.  Certain events, including but not limited to, downward revisions in estimates to the Partnership’s reserve quantities, expectations of falling commodity prices or rising operating costs could result in a triggering event and, therefore, a possible impairment of the Partnership’s oil and natural gas properties.  If net capitalized costs exceed undiscounted future net cash flows, the measurement of impairment is based on estimated fair value utilizing a future discounted cash flow analysis and is measured by the amount by which the net capitalized costs exceed their fair value.  During the year ended December 31, 2008, no impairment of oil and gas properties was recognized.

The Partnership accounts for asset retirement obligations by recording the fair value of its plugging and abandonment obligations when incurred, which is at the time the well is completely drilled.  Upon initial recognition of an asset retirement obligation, the Partnership increases the carrying amount of the long-lived asset by the same amount as the liability.  Over time, the asset retirement obligations are accreted, over the estimated lives of the related assets, for the change in their present value.  The initial capitalized costs are depleted over the useful lives of the related assets, through charges to DD&A expense.  If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs and changes in the estimated timing of settling asset retirement obligations.  See Note 8, Asset Retirement Obligations to the accompanying financial statements, for a reconciliation of asset retirement obligation activity.

Recent Accounting Standards

See Note 2, Summary of Significant Accounting Policies to the accompanying financial statements included in this report, for recently issued and implemented accounting standards including the SEC published final rule, Modernization of Oil and Gas Reporting.  The most notable change of this final rule includes the replacement of the single day period-ending pricing for valuing oil and natural gas reserves with a 12-month average of the first day of the month price for each month within the reporting period.

Item 7A.           Quantitative and Qualitative Disclosures About Market Risk

Market-Sensitive Instruments and Risk Management

The Partnership's primary market risk exposure is commodity price risk and related credit exposure.  Management of the Managing General Partner has established risk management processes to monitor and manage this market risk.

Index

Commodity Price Risk

See Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations−Critical Accounting Policies and Estimates, Fair Value of Financial Instruments, for further discussion of the accounting for derivative contracts.

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

Valuation of a contract’s fair value is performed internally and, while the Managing General Partner uses common industry practices to develop the Partnership’s valuation techniques, changes in pricing methodologies or the underlying assumptions could result in different fair values.  While the Managing General Partner believes these valuation methods are appropriate and consistent with those used by other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value.

Derivative Strategies

The Partnership’s results of operations and operating cash flows are affected by changes in market prices for oil and natural gas.  To mitigate a portion of the exposure to adverse market changes, the Managing General Partner has entered into various derivative contracts.  As of December 31, 2008, the Partnership’s oil and natural gas derivative instruments were comprised of “swaps” and “collars” in addition to “basis protection swaps.”  These instruments generally consist of CIG-based contracts for Colorado gas production and NYMEX-based contracts for Colorado oil production.  In addition to the swaps, collars and basis protection swaps, derivative instruments which remain in effect at December 31, 2008, the Managing General Partner previously utilized “floor” contracts to reduce the impact of natural gas and oil price declines in subsequent periods.

•
Collars contain a fixed floor price (put) and ceiling price (call).  If the market falls below the fixed put strike price, PDC, as Managing General Partner, receives the market price from the purchaser and receives the difference between the put strike price and market price from the counterparty.  If the market price exceeds the fixed call strike price, PDC, as Managing General Partner, receives the market price from the purchaser and pays the difference between the call strike price and market price to the counterparty.  If the market price is between the call and put strike price, no payments are due to or from the counterparty.

•
Swaps are arrangements that guarantee a fixed price.  If the market price is below the fixed contract price, PDC, as Managing General Partner, receives the market price from the purchaser and receives the difference between the market price and the fixed contract price from the counterparty.  If the market price is above the fixed contract price, PDC, as Managing General Partner, receives the market price from the purchaser and pays the difference between the market price and the fixed contract price to the counterparty.

•
Basis protection swaps are arrangements that guarantee a price differential for natural gas from a specified delivery point.  For CIG basis protection swaps, which have negative differentials to NYMEX, PDC, as Managing General Partner, receives a payment from the counterparty if the price differential is greater than the stated terms of the contract and pays the counterparty if the price differential is less than the stated terms of the contract.

•
Floors contain a floor price (put) whereby PDC, as Managing General Partner, receives the market price from the purchaser and the difference between the market price and floor price from the counterparty if the commodity market price falls below the floor strike price, but receives no payment when the commodity market price exceeds the floor price.

Index

The Managing General Partner enters into derivative instruments for Partnership production to reduce the impact of price declines in future periods.  While these derivatives are structured to reduce the Partnership’s exposure to changes in price associated with the derivative commodity, they also limit the benefit the Partnership might otherwise have received from price changes in the physical market.  The Partnership believes the derivative instruments in place continue to be effective in achieving the risk management objectives for which they were intended.

The following table presents monthly average CIG and NYMEX closing prices for natural gas and oil in 2008 and 2007, as well as average sales prices the Partnership realized for the respective commodity.

	Year Ended December 31,
	2008	2007
Average index closing price
Natural gas (per MMbtu)
CIG	$6.22	$3.97

Oil (per Barrel)
NYMEX	104.42	69.79

Average sales price
Natural gas (per Mcf)	$6.31	$4.86
Oil (per Barrel)	88.24	57.78

As of December 31, 2008, the fair value of the Partnership’s derivative instruments was a net asset of $1.0 million compared to a net liability of $0.1 million as of December 31, 2007.  Based on a sensitivity analysis as of June 30, 2009, it was estimated that a 10% increase in oil and gas prices, inclusive of basis, over the entire period for which the Partnership has derivatives currently in place would result in a decreased fair value of approximately $0.3 million and a 10% decrease in oil and gas prices would result in an increase in fair value of $0.3 million.

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, Results of Operations−Oil and Gas Price Risk Management, Net for a detailed discussion of the Partnership’s open derivative positions related to the Partnership’s oil and gas sales activities and a summary of the Partnership’s open derivative positions.

Credit Risk

Credit risk represents the loss that the Partnership would incur if a counterparty fails to perform under its contractual obligations.  When the fair value of a derivative contract is positive, the counterparty owes the Managing General Partner, which in turn owes the Partnership, thus creating repayment risk from counterparties.

The Managing General Partner attempts to reduce credit risk by diversifying its counterparty exposure and entering into transactions with high-quality counterparties.  When exposed to credit risk, the Managing General Partner analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis.  PDC, the Managing General Partner has had no counterparty default losses.  The Managing General Partner’s receivables are from a diverse group of companies, including major energy companies, both upstream and mid-stream, financial institutions and end-users in various industries.  The Managing General Partner monitors their creditworthiness through credit reports and rating agency reports.

The Managing General Partner has evaluated the credit risk of the Partnership’s assets from counterparties using relevant credit market default rates, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position.  Based on the Managing General Partner’s evaluation, the Partnership has determined that the impact of the nonperformance of counterparties on the fair value of the Partnership’s derivative instruments is insignificant.  At December 31, 2008 and 2007 no valuation allowance has been recorded by the Partnership.  Furthermore, while the Managing General Partner believes these valuation methods are appropriate and consistent with that used by other market participants, the use of different methodologies or assumptions, to determine fair value of certain financial instruments could result in a different estimate of fair value.

Index

Disclosure of Limitations

As the information above incorporates only those exposures which existed as of or prior to June 30, 2009, it does not consider those exposures or positions which could arise after that date.  As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations depends on the future exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

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

None

Item 9A(T).      Controls and Procedures

The Partnership has no direct management or officers.  The management, officers and other employees that provide services on behalf of the Partnership are employed by the Managing General Partner.

(a)  Evaluation of Disclosure Controls and Procedures

As of December 31, 2008, PDC, as Managing General Partner on behalf of the Partnership, carried out an evaluation, under the supervision and with the participation of the Managing General Partner's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures.  Disclosure controls and procedures are defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as the controls and procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based upon that evaluation, the Managing General Partner’s Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were not effective as of December 31, 2008 due to the existence of the material weakness described below in Management’s Report on Internal Control Over Financial Reporting included in this Item 9A(T).

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

Index

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

•
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management of the Managing General Partner has assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008, based upon the criteria established in “Internal Control - Integrated Framework” issued by the Committee of  Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management of the Managing General Partner concluded that the Partnership did not maintain effective internal control over financial reporting as of December 31, 2008 due to the material weakness discussed below.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the registrant’s annual or interim financial statements will not be prevented or detected on a timely basis.  Management of PDC, the Managing General Partner, identified the following material weakness related to the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008:

•
For the transactions that are directly related to and processed by the Partnership, the Partnership failed to maintain sufficient documentation to adequately assess the operating effectiveness of internal control over financial reporting.  More specifically, the Partnership’s financial close and reporting narrative failed to adequately describe the process, identify key controls and assess segregation of duties.  This material weakness has not been remediated.

This Annual Report does not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting which is not required to be included until the 2010 Annual Report is filed, pursuant to the final implementation extension of Item 308T (a)(4) of Regulation S-K, granted by the SEC on October 2, 2009.

(c)  Remediation of Material Weaknesses in Internal Control

Management of the Managing General Partner identified the following material weaknesses related to the effectiveness of the Partnership’s internal controls over financial reporting as of December 31, 2007:

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

The Partnership made no changes in its internal control over financial reporting (such as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2008.  During the first and third quarters of 2008, the Managing General Partner made the following changes in the Partnership's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Partnership's internal controls over financial reporting:

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

Based on the changes in the Managing General Partner’s internal control over financial reporting discussed above, the Managing General Partner has concluded that the first two material weaknesses which were identified as of December 31, 2007 had been remediated as of December 31, 2008.

Index

Item 9B.           Other Information

None

PART III

Item 10.            Directors, Executive Officers and Corporate Governance

The Partnership has no directors or executive officers.  The Partnership is managed by PDC, the Managing General Partner.

PDC, a publicly-owned Nevada corporation, was organized in 1955.  The common stock of PDC is traded on the NASDAQ Global Select Market under the symbol "PETD."  Since 1969, PDC has been engaged in the business of exploring for, developing and producing oil and gas primarily in West Virginia, Tennessee, Pennsylvania, Ohio, Michigan and the Rocky Mountains.  As of December 31, 2008, PDC had approximately 317 employees.  PDC will make available to Investor Partners, upon request, audited financial statements of PDC for the most recent fiscal year and unaudited financial statements for interim periods.  PDC's Internet address is www.petd.com.  PDC posts on its Internet Web site its periodic and current reports and other information, including its audited financial statements, that it files with the SEC, as well as various charters and other corporate governance information.

As the Managing General Partner, PDC actively manages and conducts the business of the Partnership.  PDC has the full authority under the D&O Agreement to conduct the Partnership's business.  PDC is responsible for maintaining Partnership bank accounts, collecting Partnership revenues, making distributions to the partners, delivering reports to the partners, and supervising the drilling, completion, and operation of the Partnership's natural gas and oil wells.  The executive officers of PDC are full-time employees of PDC.  As such, these individuals devote the entirety of their daily time to the business and operations of PDC.  An element of these individuals’ job responsibilities requires that they devote such time and attention to the business and affairs of the Partnership as is reasonably required.  This time commitment varies for each individual and may vary over the life of the Partnership.

In addition to managing the affairs of the Partnership, the management and technical staff of PDC also manage the corporate affairs of PDC, the affairs of 32 other limited partnerships and other joint ventures formed over the years.  PDC owns an interest in all of the 32 limited partnerships for which it acts as Managing General Partner.  Because PDC must divide its attention and efforts among many unrelated parties, the Partnership does not receive PDC’s full attention or efforts at all times, however, PDC believes that it devotes sufficient time, attention and expertise to the Partnership to appropriately manage the affairs of the Partnership.

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

PDC employs geologists who develop opportunities for drilling by PDC and who help oversee the drilling process.  In addition, PDC has an engineering staff that is responsible for well completions and recompletions, pipelines, and production operations.  PDC retains drilling subcontractors, completion subcontractors, and a variety of other subcontractors in the performance of the work of drilling contract wells.  In addition to technical management, PDC may provide services, at competitive rates, from PDC-owned service rigs, a water truck, steel tanks used temporarily on the well location during the drilling and completion of a well, roustabouts, and other assorted small equipment and services.  A roustabout is an oil and natural gas field employee who provides skilled general labor for assembling well components and other similar tasks.  PDC may lay short gathering lines, or may subcontract all or part of the work where it is more cost effective for the Partnership.  PDC employs full-time well tenders and supervisors to operate its wells.  In addition, the engineering staff evaluates oil and natural gas reserves of all wells at least annually and reviews individual well performance against expectations.  All services provided by PDC are provided at rates less than or equal to prevailing rates for similar services provided by unaffiliated persons in the area.

Index

Petroleum Development Corporation

The executive officers and directors of PDC, their principal occupations for the past five years and additional information is set forth below:

Name	Age	Positions and Offices Held	Director Since	Directorship Term Expires

Richard W. McCullough	57	Chairman and Chief Executive Officer	2007	2010

Gysle R. Shellum	57	Chief Financial Officer	-	-

R. Scott Meyers	35	Chief Accounting Officer	-	-

Daniel W. Amidon	49	General Counsel and Secretary	-	-

Barton R. Brookman, Jr.	47	Senior Vice President Exploration and Production	-	-

Lance Lauck	46	Senior Vice President Business Development	-	-

Vincent F. D'Annunzio	57	Director	1989	2010

Jeffrey C. Swoveland	54	Director	1991	2011

Kimberly Luff Wakim	51	Director	2003	2012

David C. Parke	42	Director	2003	2011

Anthony J. Crisafio	56	Director	2006	2012

Joseph E. Casabona	66	Director	2007	2011

Larry F. Mazza	49	Director	2007	2010

James M. Trimble	61	Director	2009	2010

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

Lance Lauck was appointed Senior Vice President Business Development on August 31, 2009.  Prior to joining PDC, Mr. Lauck served as Vice President Acquisitions and Business Development with Quantum Resources Management, LLC based in Denver Colorado.  Beginning in June 2006, Mr. Lauck was responsible for valuation and acquisition of oil and gas exploration and production properties.  Prior to his employment at Quantum Resources, Mr. Lauck was employed by Anadarko Petroleum Corporation from 1988 to 2006 in The Woodlands, Texas.  Mr. Lauck served Anadarko in various capacities beginning as a Senior Production Engineer and exited as General Manager, Corporate Development.

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

Index

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

James M. Trimble serves as Managing Director and Chief Executive Officer of the parent and US subsidiaries of Grand Gulf Energy Limited, a public company traded on the Australian Exchange.  In January 2005, Mr. Trimble founded Grand Gulf Energy Company LLC, an Exploration and Development company focused primarily on drilling in mature basins in Texas, Louisiana, and Oklahoma.  Prior to founding Grand Gulf Energy, Mr. Trimble served as President, Chief Executive Officer and Chairman of the Board of TexCal Energy LLC from June 2002 through December 2004.  From July 2000 to December 2001, Mr. Trimble was President and a member of the Board of Directors of Elysium Energy L.L.C., an exploration and production company.  From 1983 to 2000, he served as Senior Vice President – Exploration and Production of Cabot Oil and Gas Company, a publicly held, mid-sized exploration and production company.  Mr. Trimble serves on the Planning and Finance Committee.

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

Item 11.            Executive Compensation

The Partnership does not have any employees or executives of its own.  None of PDC's officers or directors receive any direct remuneration, compensation or reimbursement from the Partnership.  These persons receive compensation solely from PDC.  The management fee and other amounts paid to the Managing General Partner by the Partnership are not used to directly compensate or reimburse PDC’s officers or directors.  No management fee was paid to PDC in 2008 or 2007 as the Partnership is not required to pay a management fee other than a one time fee paid in the initial year of formation per the Agreement.  The Partnership pays a monthly fee for each producing well based upon competitive industry rates for operations and field supervision and $75 per well per month for Partnership related general and administrative expenses that include accounting, engineering and management of the Partnership by the Managing General Partner.  See Item 13, Certain Relationships and Related Transactions, and Director Independence for a discussion of compensation paid by the Partnership to the Managing General Partner.

Compensation Committee Interlocks and Insider Participation

There are no Compensation Committee interlocks.

Index

Item 12.            Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

As of September 30, 2009 the Partnership had 899.88 units of limited partnership interest and no units of additional general partnership interest outstanding.  No director or officer of PDC owns any units.  Subject to certain conditions, individual investor partners may present their units to PDC for purchase.  Pursuant to the Partnership Agreement, PDC is not obligated to purchase more than 10% of the total outstanding units in any calendar year if such units are presented to PDC for repurchase.  As of June 30, 2009, PDC has purchased 12.23 Partnership units from Investor Partners.  PDC owns a 20% Managing General Partner partnership interest in the Partnership.

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

These executive officers may profit from their participation in the executive drilling program because they invest in wells at cost and do not have to pay drilling compensation, management fees or broker commissions and therefore obtain an interest in the wells at a reduced price than that which is generally charged to the investing partners in a Partnership.  Investor partners participating in drilling through a partnership are generally charged a profit or markup above the cost of the wells, management fees and commissions at rates which are generally similar to those for this Partnership outlined in Note 3, Transactions with Managing General Partner and Affiliates to the accompanying financial statements.

Through the executive drilling program, certain former executive officers invested in the wells developed by PDC in which the Partnership invested.  The executive program allowed PDC to sell working interests to PDC executive officers in the wells that PDC will develop for the Partnership.  Participating officers thereby own parallel undivided working interests in all of the wells that the Partnership has invested in.  Prior to the funding of the Partnership, each executive officer who chose to participate in the executive program advised PDC of the dollar amount of his investment participation, and thereby acquired a working interest in the wells in which the Partnership acquired a working interest, the acquired working interest being parallel to the working interest of the Partnership and the investor partners.  The officers’ percentage in each well is proportionate to the Partnership’s working interest among all of the Partnership’s wells based upon the officers’ investment amount.  PDC may also sell working interests in these wells, also prior to the funding of the Partnership, to other parties unaffiliated with PDC.  The aggregate ownership percentage of these former executive officers ranges from .0207% to ..177% of each well in the Partnership.  The Board believes that having the executive officers invest in wells with PDC and other investor partners helps to create a commonality of interests much like share ownership creates a commonality of interests between the shareholders and executive officers.

Index

Director Independence

The Partnership has no directors.  The Partnership is managed by the Managing General Partner.  See Item 10, Directors, Executive Officers and Corporate Governance.

Item 14.            Principal Accountant Fees and Services

There were audit billings from the Partnership’s independent registered public accounting firm, PricewaterhouseCoopers LLP (“PwC”), of approximately $145,000 and $94,000 for the audits for the years ended December 31, 2008 and 2007, respectively.  For the years ended December 31, 2008 and 2007, there were tax billings from the Partnership’s independent registered public accounting firm, PwC, of approximately $7,000 and $8,000, respectively.

Audit Committee Pre-Approval Policies and Procedures

The Sarbanes-Oxley Act of 2002 requires that all services provided to the Partnership by its independent registered public accounting firm be subject to pre-approval by the Audit Committee or authorized members of the Committee.  The Partnership has no Audit Committee.  The Audit Committee of PDC, as Managing General Partner, has adopted policies and procedures for pre-approval of all audit services and non-audit services to be provided by the Partnership's independent registered public accounting firm.  Services necessary to conduct the annual audit must be pre-approved by the Audit Committee annually at a meeting. Permissible non-audit services to be performed by the independent registered public accounting firm may also be approved on an annual basis by the Audit Committee if they are of a recurring nature.  Permissible non-audit services to be conducted by the independent registered public accounting firm, which are not eligible for annual pre-approval, must be pre-approved individually by the full Audit Committee or by an authorized Audit Committee member.  Actual fees incurred for all services performed by the independent registered public accounting firm will be reported to the Audit Committee after the services are fully performed.  The duties of the Committee are described in the Audit Committee Charter, which is available at the Managing General Partner, PDC’s, website under Corporate Governance.

Item 15.            Exhibits, Financial Statement Schedules

(a)	The index to Financial Statements is located on page F-1.
(b)	Exhibits index.

		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith
3.1	Limited Partnership Agreement	10-K	000-51220	3.1	08/05/2009

3.2	Certificate of limited partnership which reflects the organization of the Partnership under West Virginia law	10-K	000-51220	3.2	08/05/2009

10.1	Drilling and operating agreement between PDC as Managing General Partner of the Partnership	10-K	000-51220	10.1	08/05/2009

10.3	Audited Consolidated Financial Statements for the year ended December 31, 2008 of Petroleum Development Corporation and its subsidiaries, as Managing General Partner of the Partnership	10-K	000-07246		02/27/2009

23.1	Consent of Ryder Scott Company, L.P., Petroleum Consultants					X

31.1	Rule 13a-14(a)/15d-14(c) Certification of Chief Executive Officer of Petroleum Development Corporation, the Managing General Partner of the Partnership.					X

31.2	Rule 13a-14(a)/15d-14(c) Certification of Chief Financial Officer of Petroleum Development Corporation, the Managing General Partner of the Partnership.					X

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

PDC 2004-C Limited Partnership
By its Managing General Partner
Petroleum Development Corporation

By /s/ Richard W. McCullough
Richard W. McCullough
Chairman and Chief Executive Officer
October 23, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard W. McCullough	Chairman and Chief Executive Officer	October 23, 2009
Richard W. McCullough	Petroleum Development Corporation
Managing General Partner of the Registrant
(Principal executive officer)

/s/ Gysle R. Shellum	Chief Financial Officer	October 23, 2009
Gysle R. Shellum	Petroleum Development Corporation
Managing General Partner of the Registrant
(Principal financial officer)

/s/ R. Scott Meyers	Chief Accounting Officer	October 23, 2009
R. Scott Meyers	Petroleum Development Corporation
Managing General Partner of the Registrant
(Principal accounting officer)

/s/ Kimberly Luff Wakim	Director	October 23, 2009
Kimberly Luff Wakim	Petroleum Development Corporation
Managing General Partner of the Registrant

/s/ Anthony J. Crisafio	Director	October 23, 2009
Anthony J. Crisafio	Petroleum Development Corporation
Managing General Partner of the Registrant

/s/ Jeffrey C. Swoveland	Director	October 23, 2009
Jeffrey C. Swoveland	Petroleum Development Corporation
Managing General Partner of the Registrant

/s/ Joseph E. Casabona	Director	October 23, 2009
Joseph E. Casabona	Petroleum Development Corporation
Managing General Partner of the Registrant

Index

PDC 2004-C LIMITED PARTNERSHIP

Index

PricewaterhouseCoopers LLP 600 Grant Street Pittsburgh PA 15219 Telephone (412) 355 6000 Facsimile (412) 355 8089

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of the PDC 2004-C Limited Partnership,

In our opinion, the accompanying balance sheets and the related statements of operations, partners' equity and cash flows present fairly, in all material respects, the financial position of PDC 2004-C Limited Partnership (the "Partnership") at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the financial statements, the Partnership has significant related party transactions with Petroleum Development Corporation and its subsidiaries.

/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
October 22, 2009

Index

PDC 2004-C LIMITED PARTNERSHIP

Balance Sheets
As of December 31, 2008 and 2007

Assets	2008	2007

Current assets:
Cash and cash equivalents	$71,549	$39,240
Accounts receivable	132,868	308,608
Oil inventory	23,927	-
Due from Managing General Partner-derivatives	813,756	27,471
Due from Managing General Partner-other, net	710,170	796,041
Total current assets	1,752,270	1,171,360

Oil and gas properties, successful efforts method	19,885,279	19,898,517
Drilling advances to Managing General Partner	124,276	124,276
Oil and gas properties, at cost	20,009,555	20,022,793
Less: Accumulated depreciation, depletion and amortization	(7,708,783)	(6,447,708)
Oil and gas properties, net	12,300,772	13,575,085

Due from Managing General Partner-derivatives	274,993	-
Due from Managing General Partner-other, net	-	64,693
Other assets	1,791	-
Total noncurrent assets	12,577,556	13,639,778

Total Assets	$14,329,826	$14,811,138

Liabilities and Partners' Equity

Current liabilities:
Accounts payable and accrued expenses	$27,080	$34,916
Due to Managing General Partner-derivatives	-	86,831
Total current liabilities	27,080	121,747

Due to Managing General Partner-derivatives	75,211	-
Asset retirement obligations	152,138	143,866
Total liabilities	254,429	265,613

Partners' equity:
Managing General Partner	2,818,721	2,912,745
Limited Partners - 899.88 units issued and outstanding	11,256,676	11,632,780
Total Partners' equity	14,075,397	14,545,525

Total Liabilities and Partners' Equity	$14,329,826	$14,811,138

See accompanying notes to financial statements.

Index

PDC 2004-C LIMITED PARTNERSHIP

Statements of Operations
For the Years Ended December 31, 2008 and 2007

	2008	2007
Revenues:
Oil and gas sales	$2,851,844	$2,687,957
Oil and gas price risk management gain (loss), net	1,203,470	(132,502)
Total revenues	4,055,314	2,555,455

Operating costs and expenses:
Production and operating costs	880,980	710,472
Direct costs - general and administrative	77,703	44,194
Depreciation, depletion and amortization	1,261,075	1,518,451
Accretion of asset retirement obligations	8,272	7,824
Total operating costs and expenses	2,228,030	2,280,941

Income from operations	1,827,284	274,514

Interest income	33,210	42,443

Net income	$1,860,494	$316,957

Net income allocated to partners	$1,860,494	$316,957
Less: Managing General Partner interest in net income	372,099	63,391
Net income allocated to Investor Partners	$1,488,395	$253,566

Net income per Investor Partner unit	$1,654	$282

Investor Partner units outstanding	899.88	899.88

See accompanying notes to financial statements.

Index

PDC 2004-C LIMITED PARTNERSHIP

Statements of Partners' Equity
For the Years Ended December 31, 2008 and 2007

	Investor Partners	Managing General Partner	Total

Balance, December 31, 2006	$13,101,077	$3,275,272	$16,376,349

Distributions to partners	(1,721,863)	(425,918)	(2,147,781)

Net income	253,566	63,391	316,957

Balance, December 31, 2007	11,632,780	2,912,745	14,545,525

Distributions to partners	(1,864,499)	(466,123)	(2,330,622)

Net income	1,488,395	372,099	1,860,494

Balance, December 31, 2008	$11,256,676	$2,818,721	$14,075,397

See accompanying notes to financial statements.

Index

PDC 2004-C LIMITED PARTNERSHIP

Statements of Cash Flows
For the Years Ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net income	$1,860,494	$316,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,261,075	1,518,451
Accretion of asset retirement obligations	8,272	7,824
Unrealized (gain) loss on derivative transactions	(1,072,898)	319,366
Changes in operating assets and liabilities:
Decrease in accounts receivable	175,740	252,040
Increase in oil inventory	(23,927)	-
Increase in other assets	(1,791)	-
(Decrease) increase in accounts payable and accrued expenses	(7,836)	22,392
Decrease (increase) in due from Managing General Partner, Net	150,564	(278,505)
Net cash provided by operating activities	2,349,693	2,158,525

Cash flows from investing activities:
Capital expenditures for oil and gas properties	(11,743)	-
Proceeds from Colorado tax refund on oil and gas properties	24,981	-
Net cash provided by investing activities	13,238	-

Cash flows from financing activities:
Distributions to Partners	(2,330,622)	(2,147,781)
Net cash used in financing activities	(2,330,622)	(2,147,781)

Net increase in cash and cash equivalents	32,309	10,744
Cash and cash equivalents, beginning of year	39,240	28,496
Cash and cash equivalents, end of year	$71,549	$39,240

See accompanying notes to financial statements.

Index

PDC 2004-C LIMITED PARTNERSHIP

Notes to Financial Statements

  Note 1 - Organization

The PDC 2004-C Limited Partnership (the “Partnership” or the “Registrant”) was organized as a limited partnership on July 28, 2004, in accordance with the laws of the State of West Virginia for the purpose of engaging in the exploration and development of oil and natural gas properties and commenced business operations as of the date of organization.  Business operations of the Partnership commenced on August 4, 2004, upon closing of an offering for the sale of Partnership units.

Purchasers of partnership units subscribed to and fully paid for 12.11 units of limited partner interests and 887.77 units of additional general partner interests at $20,000 per unit.  As of December 31, 2008, there were 673 Investor Partners.  Petroleum Development Corporation (PDC) has been designated the Managing General Partner of the Partnership and has a 20% ownership in the Partnership.  Throughout the term of the Partnership, revenues, costs, and cash distributions are allocated 80% to the limited and additional general partners (collectively, the “Investor Partners”), which are shared pro rata based upon the amount of their investment in the Partnership, and 20% to the Managing General Partner.  Through June 30, 2009, the Managing General Partner has repurchased 12.23 units of Partnership interests from Investor Partners at an average price of $9,372 per unit.

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

Through the executive drilling program, certain former executive officers of PDC have invested in the wells developed by PDC in which the Partnership invests.  The executive program allowed PDC to sell working interests to PDC executive officers in the wells that PDC developed for the Partnership.  Participating officers thereby own parallel undivided working interests in all of the wells that the Partnership has invested in.  Prior to the funding of the Partnership, each executive officer who chose to participate in the executive program advised PDC of the dollar amount of their investment participation, and thereby acquired a working interest in the wells in which the Partnership acquired a working interest, the acquired working interest being parallel to the working interest of the Partnership and the investor partners.  The officers’ percentage in each well is proportionate to the Partnership’s working interest among all of the Partnership’s wells based upon the officers’ investment amount.  PDC may also sell working interests in these wells, also prior to the funding of the Partnership, to other parties unaffiliated with PDC.  The aggregate ownership percentage of these former executive officers ranges from .0207% to .177% of each well in the Partnership.  The Board believes that having the executive officers invest in wells with PDC and other investor partners helps to create a commonality of interests much like share ownership creates a commonality of interests between the shareholders and executive officers.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less to be cash equivalents.  The Partnership maintains substantially all of its cash and cash equivalents in a bank account at one financial institution.  Prior to October 3, 2008, the balance in the Partnership’s account was insured by Federal Deposit Insurance Corporation, or FDIC, up to $100,000.  As a result of the Emergency Economic Stability Act, the FDIC limit was raised to $250,000 effective October 3, 2008 through December 31, 2009 and subsequently extended through December 31, 2013.  At times, the Partnership’s account balance may exceed FDIC limits.  The Partnership has not experienced losses in any such accounts and limits its exposure to credit loss by placing its cash and cash equivalents with high-quality financial institutions.

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

As of December 31, 2008 and 2007, the Partnership did not record an allowance for doubtful accounts.  Historically, neither PDC nor any of the other partnerships managed by the Partnership’s Managing General Partner have experienced significant losses on accounts receivable.  The Managing General Partner periodically reviews accounts receivable for credit risks resulting from changes in the financial condition of its customers.  The Partnership did not incur any losses on accounts receivable for the years ended December 31, 2008 and 2007.

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

Additionally, certain amounts representing royalties on Partnership production through 2008, which will be deducted from future Partner distributions, were recorded by the Partnership as liabilities in the account “Due from (to) Managing General Partner-other, net.”  These amounts, which total approximately $13,000 including legal fees of approximately $1,000 as of December 31, 2008, represent the Partnership’s share of the court approved royalty litigation payment and settlement, more fully described in Note 9, Commitments and Contingencies.

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

Inventories

Oil inventories are stated at the lower of average lifting cost or market, and are removed at carrying value.

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

In accordance with Statement of Financial Accounting Standards, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Partnership assesses its proved oil and gas properties for possible impairment, upon a triggering event, by comparing net capitalized costs to estimated undiscounted future net cash flows on a field-by-field basis using estimated production based upon prices at which the Partnership reasonably estimates the commodity to be sold.  The estimates of future prices may differ from current market prices of oil and natural gas.  Downward revisions in estimates to the Partnership’s reserve quantities, expectations of falling commodity prices or rising operating costs could result in a triggering event and therefore a possible impairment of the Partnership’s oil and natural gas properties.  If net capitalized costs exceed undiscounted future net cash flows, impairment is based on estimated fair value utilizing a future discounted cash flow analysis and is measured by the amount by which the net capitalized costs exceed their fair value.  Due to the significant reduction in oil and natural gas prices during the fourth quarter of 2008 and the availability of new reserve information, the Partnership reviewed its proved oil and natural gas properties for impairment at December 31, 2008. The Partnership did not incur any impairment loss as a result of this review.

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

The Partnership currently uses the “Net-Back” method of accounting for transportation arrangements of natural gas sales.  The Managing General Partner sells the Partnership’s natural gas at the wellhead, collects a price, and recognizes revenues based on the wellhead sales price since transportation costs downstream of the wellhead are incurred by the Partnership’s customers and reflected in the wellhead price.

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

The Partnership’s crude oil production is sold to purchasers at or near the Partnership’s wells under short-term purchase contracts at prices and in accordance with arrangements that are customary in the oil industry.  The Partnership sold natural gas and oil to three primary customers, DCP Midstream LP (“DCP”), Teppco Crude Oil, LP (“Teppco”) and Williams Production RMT (“Williams”), which accounted for 7%, 27% and 66%, respectively, of the Partnership’s total natural gas and oil sales for the year ended December 31, 2008.  These same three customers accounted for 10%, 30% and 60%, respectively, of the Partnership’s total natural gas and oil sales for the year ended December 31, 2007.

The Partnership presents any taxes collected from customers and remitted to a government agency on a net basis in its statements of operations in accordance with EITF 06-3, How Taxes Collected from Customers and Remitted to Governments Should be Presented in the Income Statement.

Asset Retirement Obligations

The Partnership applies the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations and Financial Accounting Standards Board, or FASB, Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, and accounts for asset retirement obligations by recording the fair value of its plugging and abandonment obligations when incurred, which is at the time the well is completely drilled.  Upon initial recognition of an asset retirement obligation, the Partnership increases the carrying amount of the long-lived asset by the same amount as the liability.  Over time, the asset retirement obligations are accreted, over the estimated life of the related asset, for the change in their present value.  The initial capitalized costs are depleted over the useful lives of the related assets, through charges to DD&A expense.  If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost. Revisions in estimated liabilities can result from revisions of estimated inflation rates, escalating retirement costs and changes in the estimated timing of settling asset retirement obligations.  See Note 8, Asset Retirement Obligations for a reconciliation of asset retirement obligation activity.

Index

PDC 2004-C LIMITED PARTNERSHIP

Notes to Financial Statements

Derivative Financial Instruments

The Partnership accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Certain Hedging Activities, as amended.

The Partnership has elected not to designate any of the Partnership’s derivative instruments as hedges.  Accordingly, the Partnership recognizes all derivative instruments as either assets or liabilities on its balance sheets at fair value.  Changes in the fair values of these derivatives allocated to the Partnership are recorded in the Partnership’s statements of operations.  Changes in the fair value of derivative instruments related to the Partnership’s oil and gas sales activities are recorded in “Oil and gas price risk management, net.”

See Note 4, Fair Value of Financial Instruments and Note 5, Derivative Financial Instruments, for a discussion of the Partnership’s derivative fair value measurements and a summary fair value table of open positions as of December 31, 2008 and 2007.

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

Recently Adopted Accounting Standards

The Partnership adopted the provisions of SFAS No. 157, Fair Value Measurements, effective January 1, 2008.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures related to fair value measurements. SFAS No. 157 applies broadly to financial and nonfinancial assets and liabilities that are measured at fair value under other authoritative accounting pronouncements, but does not expand the application of fair value accounting to any new circumstances.  In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS No. 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 by one year (to January 1, 2009) for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Nonfinancial assets and liabilities for which the Partnership has not applied the provisions of SFAS No. 157 include those initially measured at fair value, including the Partnership’s asset retirement obligations.  As of the adoption date, the Partnership has applied the provisions of SFAS No. 157 to its recurring measurements and the impact was not material to the Partnership’s underlying fair values and no amounts were recorded relative to the cumulative effect of a change in accounting principle.  Effective January 1, 2009, the Partnership will adopt the provisions of FAS No. 157 with respect to nonfinancial assets and liabilities as delayed by FSP 157-2.  The adoption of FSP 157-2 is not expected to have a material impact on the Partnership’s financial statements.  See Note 4, Fair Value of Financial Instruments

Index

PDC 2004-C LIMITED PARTNERSHIP

Notes to Financial Statements

In October 2008, the FASB issued FSP FAS No. 157-3, Determining the Fair Value of a Financial Asset in a Market That Is Not Active, which applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. This FSP clarifies the application of SFAS No. 157 in a market that is not active and defines additional key criteria in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS No. 157-3 was effective upon issuance and did not have a material impact on the Partnership’s financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 permits entities to choose to measure, at fair value, many financial instruments and certain other items that are not currently required to be measured at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  The statement became effective for the Partnership on January 1, 2008.  The Partnership has not and does not intend to measure additional financial assets and liabilities at fair value.

In April 2007, the FASB issued FASB Interpretation (“FIN”) No. 39-1, Amendment of FASB Interpretation No. 39, to amend certain portions of Interpretation 39.  FIN 39-1 replaces the terms “conditional contracts” and “exchange contracts” in Interpretation 39 with the term “derivative instruments” as defined in Statement 133.  FIN 39-1 also amends Interpretation 39 to allow for the offsetting of fair value amounts for the right to reclaim cash collateral or receivable, or the obligation to return cash collateral or payable, arising from the same master netting arrangement as the derivative instruments.  FIN 39-1 applies to fiscal years beginning after November 15, 2007, with early adoption permitted.  The January 1, 2008 adoption of FSP FIN 39-1 had no impact on the Partnership’s financial statements.

Recently Issued Accounting Standards

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS No. 141(R)”).  FAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values.  FAS No. 141(R) also requires disclosure of the information necessary for investors and other users to evaluate and understand the nature and financial effect of the business combination.  Additionally, FAS No. 141(R) requires that acquisition-related costs be expensed as incurred.  The provisions of FAS No. 141(R) will become effective for acquisitions completed on or after January 1, 2009; however, the income tax provisions of FAS No. 141(R) will become effective as of that date for all acquisitions, regardless of the acquisition date.  FAS No. 141(R) amends FAS No. 109, Accounting for Income Taxes, to require the acquirer to recognize changes in the amount of its deferred tax benefits recognizable due to a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances.  FAS No. 141(R) further amends FAS No. 109 and FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, to require, subsequent to a prescribed measurement period, changes to acquisition-date income tax uncertainties to be reported in income from continuing operations and changes to acquisition-date acquiree deferred tax benefits to be reported in income from continuing operations or directly in contributed capital, depending on the circumstances.  In April 2009, the FASB issued FSP FAS No. 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP 141(R)-1”), amending the guidance of FAS No. 141(R) to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated and if not, the asset and liability would generally be recognized in accordance with FAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss.  Further, FSP 141(R)-1 requires that certain acquired contingencies be treated as contingent consideration and measured both initially and subsequently at fair value.  The Partnership will adopt the provisions of FAS No. 141(R) and FSP 141(R)-1 effective January 1, 2009, for which the provisions will be applied prospectively in the Partnership’s accounting for future acquisitions, if any.  The adoption is expected to have no impact on the Partnership’s financial statements.

Index

PDC 2004-C LIMITED PARTNERSHIP

Notes to Financial Statements

In December 2007, the FASB issued FAS No. 160, Non-controlling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“FAS No. 160”).  FAS No. 160 requires the accounting and reporting for minority interests to be recharacterized as non-controlling interests and classified as a component of equity.  Additionally, FAS No. 160 establishes reporting requirements that provide sufficient disclosures which clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  The Partnership will adopt the provisions of FAS No. 160 effective January 1, 2009.  The adoption is expected to have no impact on the Partnership’s financial statements.

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities.  Enhanced disclosures are required to provide information about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The Partnership will adopt the provisions of FAS No. 161 effective January 1, 2009.  The adoption of FAS No. 161 is not expected to have a material impact on the Partnership’s financial statements.  For more information on the Partnership’s derivative accounting, see Note 5, Derivative Financial Instruments.

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

Index

PDC 2004-C LIMITED PARTNERSHIP

Notes to Financial Statements

In January 2009, the SEC published its final rule, Modernization of Oil and Gas Reporting, which modifies the SEC’s reporting and disclosure rules for oil and natural gas reserves. The most notable changes of the final rule include the replacement of the single day period-end pricing for valuing oil and natural gas reserves with a 12-month average of the first day of the month price for each month within the reporting period. The final rule also permits voluntary disclosure of probable and possible reserves, a disclosure previously prohibited by SEC rules. The revised reporting and disclosure requirements are effective for the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2009. Early adoption is not permitted. The Partnership is evaluating the impact that adoption of this final rule will have on the Partnership’s financial statements, related disclosure and management’s discussion and analysis.

In May 2009, the FASB issued FAS No. 165, Subsequent Events (“FAS No. 165”).  FAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  Specifically, FAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  FAS No. 165 is effective for interim or annual periods ending after June 15, 2009, and is applied prospectively.  The Partnership will adopt FAS No. 165 as of June 30, 2009.

In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R), to improve financial reporting by enterprises involved with variable interest entities by addressing (1) the effects on certain provisions of FIN 46 (revised December 2003) (“FIN 46(R)”), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2009, with earlier adoption prohibited.  The Partnership is evaluating the impact that the adoption of FAS No. 167 will have on the Partnership’s financial statements, related disclosure and management’s discussion and analysis.

In June 2009, the FASB issued FAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  This standard replaces FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. GAAP, authoritative and non-authoritative.  The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”), except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants.  All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.  This standard is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009.  As the Codification was not intended to change or alter existing GAAP, the Partnership does not expect the adoption to have a material impact on the Partnership’s financial statements.

Note 3 - Transactions with Managing General Partner and Affiliates

The Managing General Partner transacts business on behalf of the Partnership under the authority of the D&O Agreement.  Revenues and other cash inflows received on behalf of the Partnership are distributed to the Partners net of (after deducting) corresponding operating costs and other cash outflows incurred on behalf of the Partnership.  The fair value of the Partnership’s portion of unexpired derivative instruments is recorded on the balance sheet under the captions “Due from Managing General Partner–derivatives” in the case of net unrealized gains or “Due to Managing General Partner–derivatives” in the case of net unrealized losses.  Realized gains or losses from derivative transactions that have not yet been distributed to the Partnership are included in the balance sheet captions “Due from Managing General Partner-other, net” or “Due to Managing General Partner-other, net,” respectively.  Undistributed realized gains amounted to $283,224 and $62,508 as of December 31, 2008 and 2007, respectively.  Undistributed oil and natural gas revenues collected by the Managing General Partner from the Partnership’s customers of $256,773 and $309,218 as of December 31, 2008 and 2007, respectively, are included in the balance sheet caption “Due from Managing General Partner - other, net.”  All other unsettled transactions between the Partnership and the Managing General Partner are recorded net on the balance sheet under the caption “Due to or from Managing General Partner – other, net.”

Index

PDC 2004-C LIMITED PARTNERSHIP

Notes to Financial Statements

The following table presents transactions with the Managing General Partner and its affiliates for years ended December 31, 2008 and 2007.  “Well operations and maintenance” and “Gathering, compression and processing fees” are included in “Production and operating costs” on the Statements of Operations.

	December 31,
	2008	2007

Well operations and maintenance (1)	$559,139	$390,807
Gathering, compression and processing fees (2)	89,546	107,855
Direct costs - general and administrative (3)	77,703	44,194
Cash distributions (4)	481,304	428,958

In accordance with the Drilling and Operating Agreement (“D&O Agreement”), the Partnership paid its proportionate share of the cost of drilling and completing each well as follows:

a)	The cost of the prospect; and

b)
The intangible well costs for each well completed and placed in production, an amount equal to the depth of the well in feet at its deepest penetration as recorded by the drilling contractor multiplied by the “intangible drilling and completion cost” in the D&O Agreement, plus the actual extra completion cost of zones completed in excess of the cost of the first zone and actual additional costs incurred in the event that an intermediate or third string of surface casing is run, rig mobilization and trucking costs, the additional cost for directional drilling and drill stem testing, sidetracking, fishing of drilling tools; and

c)	The tangible costs of drilling and completing the partnership wells and of gathering pipelines necessary to connect the well to the nearest appropriate sales point or delivery point.

(1) Under the D&O Agreement, the Managing General Partner, as operator of the wells, receives payments for well charges and lease operating supplies and maintenance expenses from the Partnership when the wells begin producing.

Well charges. The Managing General Partner receives reimbursement at actual cost for all direct expenses incurred on behalf of the Partnership, monthly well operating charges for operating and maintaining the wells during producing operations at a competitive rate, and monthly administration charge for Partnership activities.

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

Index

PDC 2004-C LIMITED PARTNERSHIP

Notes to Financial Statements

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

Lease Operating Supplies and Maintenance Expense.  The Managing General Partner and its affiliates may enter into other transactions with the Partnership for services, supplies and equipment during the production phase of the Partnership, and is entitled to compensation at competitive prices and terms as determined by reference to charges of unaffiliated companies providing similar services, supplies and equipment.  Management believes these transactions were on terms no less favorable than could have been obtained from non-affiliated third parties.

(2) Under the Agreement, the Managing General Partner is responsible for gathering, compression, processing and transporting the gas produced by the Partnership to interstate pipeline systems, local distribution companies, and/or end-users in the area from the point the natural gas from the well is commingled with natural gas from other wells. In such a case, the Managing General Partner uses gathering systems already owned by PDC or PDC constructs the necessary facilities if no such line exists. In such a case, the Partnership pays a gathering, compression and processing fee directly to the Managing General Partner at competitive rates. If a third-party gathering system is used, the Partnership pays the gathering fee charged by the third-party gathering the gas.

(3) The Managing General Partner is reimbursed by the Partnership for all direct costs expended by them on the Partnership’s behalf for administrative and professional fees, such as legal expenses, audit fees and engineering fees for reserve reports.

(4) The Agreement provides for the allocation of cash distributions 80% to the Investors Partners and 20% to the Managing General Partner. The cash distributions during 2008 and 2007 include $15,181 and $3,040, respectively, for Investor Partner units repurchased by PDC. For additional disclosure regarding the allocation of cash distributions, refer to Note 6, Partners’ Equity and Cash Distributions.

Additionally, refer to Note 5, Derivative Financial Instruments for derivative transactions between the Partnership and the Managing General Partner.

The Partnership holds record title in its name to the working interest in each well.  PDC provides an assignment of working interest to the Partnership for the well bore prior to the spudding the well and effective the date of the spudding of the well, in accordance with the D&O Agreement.  Upon completion of the drilling of all of the Partnership wells, these assignments are recorded in the applicable county.  Investor Partners rely on PDC to use its best judgment to obtain appropriate title to these working interests.  Provisions of the Agreement relieve PDC from any error in judgment with respect to the waiver of title defects.  PDC takes those steps it deems necessary to assure that title to the leases is acceptable for purposes of the Partnership.

Index

PDC 2004-C LIMITED PARTNERSHIP

Notes to Financial Statements

Note 4 - Fair Value Measurements

Determination of Fair Value. The Partnership determines the fair value of its assets and liabilities, unless specifically excluded, pursuant to FAS No. 157.  FAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

FAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date, giving the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable data (Level 3).  In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy.  The lowest level input that is significant to a fair value measurement in its entirety determines the applicable level in the fair value hierarchy.  Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability, and may affect the valuation of the assets and liabilities and their placement within the fair value hierarchy levels.  The three levels of inputs that may be used to measure fair value are defined as:

•
Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities.  Included in Level 1 would be commodity derivative instruments for New York Mercantile Exchange (“NYMEX”) natural gas swaps.

•
Level 2 – Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including (i) quoted prices for similar assets or liabilities in active markets, (ii) quoted prices for identical or similar assets or liabilities in inactive markets, (iii) inputs other than quoted prices that are observable for the asset or liability and (iv) inputs that are derived from observable market data by correlation or other means.

•
Level 3 – Unobservable inputs for the asset or liability, including situations where there is little, if any, market activity for the asset or liability.  Included in Level 3 are the Partnership’s commodity based and basis protection derivative instruments for Colorado Interstate Gas, or CIG, based fixed-price natural gas swaps, collars and floors, oil swaps, and natural gas basis protection swaps.

Derivative Financial Instruments.  The Partnership measures fair value based upon quoted market prices, where available.  The valuation determination includes: (1) identification of the inputs to the fair value methodology through the review of counterparty statements and other supporting documentation, (2) determination of the validity of the source of the inputs, (3) corroboration of the original source of inputs through access to multiple quotes, if available, or other information and (4) monitoring changes in valuation methods and assumptions.  The methods described above may produce a fair value calculation that may not be indicative of future fair values.  The valuation determination also gives consideration to nonperformance risk on Partnership liabilities in addition to nonperformance risk on PDC’s own business interests and liabilities, as well as the credit standing of derivative instrument counterparties.  The Managing General Partner primarily uses two investment grade financial institutions as counterparties to its derivative contracts, who hold the majority of the Managing General Partner’s derivative assets.  The Managing General Partner has evaluated the credit risk of the Partnership’s derivative assets from counterparties holding its derivative assets using relevant credit market default rates, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position.  Based on the Managing General Partner’s evaluation, the Partnership has determined that the impact of counterparty non-performance on the fair value of the Partnership’s derivative instruments is insignificant.  As of December 31, 2008, no valuation allowance has been recorded by the Partnership.  Furthermore, while the Managing General Partner believes these valuation methods are appropriate and consistent with that used by other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value.

Index

PDC 2004-C LIMITED PARTNERSHIP

Notes to Financial Statements

The following table presents, by hierarchy level, the Partnership’s derivative financial instruments, including both current and non-current portions, measured at fair value for the year ended December 31, 2008.

	Level 3	Total
Assets:
Commodity based derivatives	$1,088,749	$1,088,749
Total assets	1,088,749	1,088,749

Liabilities:
Basis protection derivative contracts	(75,211)	(75,211)
Total liabilities	(75,211)	(75,211)

Net fair value of derivatives	$1,013,538	$1,013,538

The following table sets forth the changes of the Partnership’s Level 3 derivative financial instruments measured on a recurring basis:

Year ended December 31, 2008
Fair value, net asset (liability), beginning of year	$(59,360)
Changes in fair value included in Oil and gas price risk management, net	1,203,470
Purchases, sales, issuances and settlements, net	(130,572)
Fair value, net asset, end of year	$1,013,538

See Note 5, Derivative Financial Instruments, for additional disclosure related to the Partnership’s derivative financial instruments.

Non-Derivative Assets and Liabilities.  The carrying values of the financial instruments comprising “Cash and cash equivalents,” “Accounts receivable,” “Accounts payable and accrued expenses” and “Due to (from) Managing General Partner-other, net” approximate fair value due to the short-term maturities of these instruments.

In accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Partnership assesses its proved oil and gas properties for possible impairment, upon a triggering event, by comparing net capitalized costs to estimated undiscounted future net cash flows on a field-by-field basis using estimated production based upon prices at which the Partnership reasonably estimates the commodity to be sold.  The estimates of future prices may differ from current market prices of oil and natural gas.  Certain events, including but not limited to, downward revisions in estimates to the Partnership’s reserve quantities, expectations of falling commodity prices or rising operating costs could result in a triggering event and, therefore, a possible impairment of the Partnership’s oil and natural gas properties.  If net capitalized costs exceed undiscounted future net cash flows, the measurement of impairment is based on estimated fair value utilizing a future discounted cash flow analysis and is measured by the amount by which the net capitalized costs exceed their fair value.  Due to the significant reduction in oil and natural gas prices during the fourth quarter of 2008 and the availability of new reserve information, the Partnership reviewed its proved oil and natural gas properties for impairment at December 31, 2008.  The Partnership did not incur any impairment loss as a result of this review.  Although cash flow estimates used by the Partnership are based on the relevant information available at the time the estimates are made, estimates of future cash flows are, by nature, highly uncertain and may vary significantly from actual results.

Index

PDC 2004-C LIMITED PARTNERSHIP

Notes to Financial Statements

Note 5 - Derivative Financial Instruments

The Partnership is exposed to the effect of market fluctuations in the prices of oil and natural gas.  Price risk represents the potential risk of loss from adverse changes in the market price of oil and natural gas commodities.  The Managing General Partner employs established policies and procedures to manage the risks associated with these market fluctuations using derivative instruments.  Partnership policy prohibits the use of oil and natural gas derivative instruments for speculative purposes.

The Partnership has elected not to designate any of the Partnership’s derivative instruments as hedges.  Accordingly, the Partnership recognizes all derivative instruments as either assets or liabilities on its balance sheets at fair value.  Changes in the fair value of those derivative instruments allocated to the Partnership are recorded in the Partnership’s statements of operations.  Changes in the fair value of derivative instruments related to the Partnership’s oil and gas sales activities are recorded in “Oil and gas price risk management, net.”

Valuation of a contract’s fair value is performed internally and, while the Managing General Partner uses common industry practices to develop the Partnership’s valuation techniques, changes in pricing methodologies or the underlying assumptions could result in different fair values.  See Note 4, Fair Value Measurements, for a discussion of how the Managing General Partner determines the fair value of the Partnership’s derivative instruments.

As of June 30, 2009, the Managing General Partner had derivative contracts in place for a portion of the Partnership’s anticipated production through 2012 for a total of 438 MMbtu of natural gas and 8 MBbls of crude oil.

Derivative Strategies.  The Partnership’s results of operations and operating cash flows are affected by changes in market prices for oil and natural gas.  To mitigate a portion of the exposure to adverse market changes, the Managing General Partner has entered into various derivative contracts.

For Partnership oil and gas sales, the Managing General Partner enters into, for the Partnership’s production, derivative contracts to protect against price declines in future periods.  While these derivatives are structured to reduce exposure to changes in price associated with the derivative commodity, they also limit the benefit the Partnership might otherwise have received from price increases in the physical market.  The Partnership believes the derivative instruments in place continue to be effective in achieving the risk management objectives for which they were intended.

As of December 31, 2008, the Partnership’s oil and natural gas derivative instruments were comprised of commodity collars, commodity swaps and basis protection swaps.

•
Collars contain a fixed floor price (put) and ceiling price (call).  If the market falls below the fixed put strike price, PDC, as Managing General Partner, receives the market price from the purchaser and receives the difference between the put strike price and market price from the counterparty.  If the market price exceeds the fixed call strike price, PDC, as Managing General Partner, receives the market price from the purchaser and pays the difference between the call strike price and market price to the counterparty.  If the market price is between the call and put strike price, no payments are due to or from the counterparty.

•
Swaps are arrangements that guarantee a fixed price.  If the market price is below the fixed contract price, PDC, as Managing General Partner, receives the market price from the purchaser and receives the difference between the market price and the fixed contract price from the counterparty.  If the market price is above the fixed contract price, PDC, as Managing General Partner, receives the market price from the purchaser and pays the difference between the market price and the fixed contract price to the counterparty.

•
Basis protection swaps are arrangements that guarantee a price differential for natural gas from a specified delivery point.  For CIG basis protection swaps, which have negative differentials to NYMEX, PDC, as Managing General Partner, receives a payment from the counterparty if the price differential is greater than the stated terms of the contract and pays the counterparty if the price differential is less than the stated terms of the contract.

Index

PDC 2004-C LIMITED PARTNERSHIP

Notes to Financial Statements

At December 31, 2008 and 2007, the Partnership had the following asset and liability positions related to its open commodity-based derivative instruments for a portion of the Partnership’s oil and natural gas production.

	December 31,
	2008	2007

Derivative net assets (liabilities)
Fixed-price natural gas swaps	$366,062	$-
Natural gas collars	392,037	25,407
Natural gas basis protection swaps	(75,211)	-
Natural gas floors	-	650
Fixed-price oil swaps	330,650	(85,417)

Estimated net fair value of derivative instruments	$1,013,538	$(59,360)

At December 31, 2008 and 2007, the maximum term for the derivative positions listed above is 60 months and 12 months, respectively.

The following table identifies the fair value of commodity based derivatives as classified in the Partnership’s balance sheets:

	December 31,
	2008	2007
Classification in the Balance Sheets
Fair value of current assets
Due from Managing General Partner-derivatives	$813,756	$27,471

Fair value of other assets-long term
Due from Managing General Partner-derivatives	274,993	-
	1,088,749	27,471

Fair value of current liabilities
Due to Managing General Partner-derivatives	-	86,831

Fair value of other liabilities-long term
Due to Managing General Partner-derivatives	75,211	-

Net fair value of derivative instruments - asset (liability)	$1,013,538	$(59,360)

Index

PDC 2004-C LIMITED PARTNERSHIP

Notes to Financial Statements

The following table identifies the changes in the fair value of commodity based derivatives as reflected in the Partnership’s statements of operations:

	Years Ended
	2008	2007
Realized gains (losses)
Oil	$(26,918)	$(4,049)
Natural Gas	157,490	190,913
Total realized gain, net	130,572	186,864
Unrealized gain (loss)	1,072,898	(319,366)
Oil and gas price risk management gain (loss), net	$1,203,470	$(132,502)

Concentration of Credit Risk. A significant portion of the Partnership’s liquidity is concentrated in derivative instruments that enables the Partnership to manage a portion of its exposure to price volatility from producing oil and natural gas.  These arrangements expose the Partnership to credit risk of nonperformance by the counterparties.  The Managing General Partner primarily uses two financial institutions, who are also lenders in the Managing General Partner’s credit facility agreement, as counterparties to the derivative contracts.

Note 6 - Partners’ Equity and Cash Distributions

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

Index

PDC 2004-C LIMITED PARTNERSHIP

Notes to Financial Statements

Allocation of Partners’ Interest

The table below summarizes the participation of the Investor Partners and the Managing General Partner in the revenues and costs of the Partnership.

	Investor Partners	Managing General Partner
Partnership Revenue:
Oil and gas sales	80%	20%
Preferred cash distribution (a)	100%	0%
Oil and gas price risk management gain (loss)	80%	20%
Sale of productive properties	80%	20%
Sale of equipment	0%	100%
Sale of undeveloped leases	80%	20%
Interest income	80%	20%

Partnership Costs:
Organization costs (b)	0%	100%
Broker-dealer commissions and expenses/syndication costs (b)	100%	0%
Cost of oil and gas properties: (c)
Undeveloped lease costs	0%	100%
Tangible well costs	0%	100%
Intangible drilling costs	100%	0%
Other costs and expenses:
Management fee (d)	100%	0%
Production and operating costs (e)	80%	20%
Depreciation, depletion and amortization expense	80%	20%
Accretion of asset retirement obligations	80%	20%
Direct costs - general and administrative (f)	80%	20%

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

Index

PDC 2004-C LIMITED PARTNERSHIP

Notes to Financial Statements

The following table presents the allocation of net income to the Investor Partners and the Managing General Partner for each of the periods presented.

	Year ended December 31,
	2008	2007
Net income allocated to Investor Partners
80% of Net Income allocable to the Partners	$1,488,395	$253,566

Net income allocated to Managing General Partner
20% of Net Income allocable to the Partners	372,099	63,391

Net income allocated to Partners	$1,860,494	$316,957

Performance Standard Obligation of Managing General Partner

The Agreement provides for the enhancement of investor cash distributions if the Partnership does not meet a performance standard defined in the Agreement during the first 10 years of operations beginning 6 months after the close of the Partnership.  In general, if the average annual rate of return to the Investor Partners is less than 12.5% of their subscriptions, the allocation rate of cash distributions to Investor Partners will increase up to one-half of the Managing General Partner’s interest until the average annual rate increases to 12.5%, with a corresponding decrease to the Managing General Partner.  The 12.5% rate of return is calculated by including the estimated benefit of a 25% income tax savings on the investment in the first year in addition to the cash distributions made to the Investor Partners as a percentage of the investment, divided by the number of years since the closing of the Partnership less six months.  For the years ended December 31, 2008 and 2007, no obligation of the Managing General Partner arose under this provision.

Unit Repurchase Provisions

Investor Partners may request that the Managing General Partner repurchase units at any time beginning with the third anniversary of the first cash distribution of the Partnership.  The repurchase price is set at a minimum of four times the most recent twelve months of cash distributions from production.  The Managing General Partner is conditionally obligated to purchase, in any calendar year, Investor Partner units aggregating to 10% of the initial subscriptions if requested by an individual investor partner, subject to its financial ability to do so and upon receipt of opinions of counsel that the repurchase will not cause the Partnership to be treated as a “publically traded partnership” or result in the termination of the Partnership for federal income tax purposes.  Repurchase requests are fulfilled by the Managing General Partner on a first-come, first-serve basis.

The unit repurchase program commenced in May 2008. PDC repurchased the first partnership units under the program’s provisions in second quarter 2008, when it repurchased 0.25 units in May 2008, at an average price of $6,620 per unit.  Third quarter units were repurchased in August 2008, when 1.0 unit was repurchased at an average price of $6,548 per unit.  Fourth quarter repurchases were in November 2008, when PDC repurchased a total of 0.5 units at an average price of $7,600 per unit.  Units repurchased during 2009 include first quarter repurchases of 3.0 units, at an average price of $8,073 per unit in March 2009. Second quarter repurchases were 0.27 units, at an average price of $8,221 per unit, repurchased in April 2009 and 0.6 units, at an average price of $7,675 per unit, repurchased in May 2009.  There were no third quarter 2009 repurchased units through July 2009.

In addition to the above repurchase program, individual investor partners periodically offer and PDC repurchases, units on a negotiated basis before the third anniversary of the date of the first cash distribution.  There were no 2008 negotiated-basis repurchases through April 2008.

Index

PDC 2004-C LIMITED PARTNERSHIP

Notes to Financial Statements

Cash Distributions

The Agreement requires the Managing General Partner to distribute cash available for distribution not less frequently than quarterly.  The Managing General Partner will determine and distribute, if funds are available for distribution, cash on a monthly basis.  The Managing General Partner will make cash distributions of 80% to the Investor Partners and 20% to the Managing General Partner throughout the term of the Partnership.  The Partnership has paid cash distributions each month since May 2005.  Distributions for the years ended December 31, 2008 and 2007 were $2,330,622, and $2,147,781, respectively.

Note 7 - Oil and Gas Properties

The Partnership is engaged solely in oil and natural gas activities, all of which are located in the continental United States.  Drilling operations began upon funding on August 4, 2004 with advances made to the Managing General Partner for all planned drilling and completion costs for the Partnership by December 31, 2004.  Costs capitalized for these activities at December 31, 2008 and 2007 are as follows:

	2008	2007

Leasehold costs	$235,308	$235,308
Development costs	19,649,971	19,663,209
Oil and gas properties, successful efforts method	19,885,279	19,898,517
Drilling advances to Managing General Partner	124,276	124,276
Oil and gas properties at cost	20,009,555	20,022,793
Less: Accumulated depreciation, depletion and amortization	(7,708,783)	(6,447,708)
Oil and gas properties, net	$12,300,772	$13,575,085

Included in Development Costs are the estimated costs associated with the Partnership’s asset retirement obligations discussed in Note 8, Asset Retirement Obligations.

Note 8 - Asset Retirement Obligations

Changes in the carrying amount of asset retirement obligations associated with the Partnership’s working interest in oil and natural gas properties are as follows:

	2008	2007

Balance at beginning of year	$143,866	$136,042
Accretion expense	8,272	7,824
Balance at end of year	$152,138	$143,866

If the fair value of the estimated asset retirement obligation changes, an adjustment is recorded to both the asset retirement obligation and the asset retirement cost.

Note 9 - Commitments and Contingencies

Colorado Royalty Settlement.  On May 29, 2007, Glen Droegemueller, individually and as representative plaintiff on behalf of all others similarly situated, filed a class action complaint against the Managing General Partner in the District Court, Weld County, Colorado alleging that the Managing General Partner underpaid royalties on natural gas produced from wells operated by the Managing General Partner in parts of the State of Colorado (the “Droegemueller Action”).  The plaintiff sought declaratory relief and to recover an unspecified amount of compensation for underpayment of royalties paid by us pursuant to leases.  The Managing General Partner removed the case to Federal Court on June 28, 2007.  On October 10, 2008, the court preliminarily approved a settlement agreement between the plaintiffs and the Managing General Partner on behalf of itself and the Partnership.  Although the Partnership was not named as a party in the suit, the lawsuit states that it relates to all wells operated by the Managing General Partner, which includes a majority of the Partnership’s 16 productive wells in the Wattenberg field.  The portion of the settlement relating to the Partnership’s wells for all periods through December 31, 2008 that has been expensed by the Partnership is approximately $13,000, including associated legal costs of approximately $1,000.  This entire settlement of $12,500 was deposited by the Managing General Partner into an escrow account on November 3, 2008.  Notice of the settlement was mailed to members of the class action suit in the fourth quarter of 2008.  The final settlement was approved by the court on April 7, 2009.  Settlement distribution checks were mailed in July 2009.  During September 2009, all settlement costs were passed through to the Partners and any required judicial action from the settlement of the suit was implemented in this distribution.

Index

PDC 2004-C LIMITED PARTNERSHIP

Notes to Financial Statements

Colorado Stormwater Permit.  On December 8, 2008, the Managing General Partner received a Notice of Violation /Cease and Desist Order (the “Notice”) from the Colorado Department of Public Health and Environment, related to the stormwater permit for the Garden Gulch Road.  The Managing General Partner manages this private road for Garden Gulch LLC.  The Managing General Partner is one of eight users of this road, all of which are oil and gas companies operating in the Piceance region of Colorado.  Operating expenses, including this fine, if any, are allocated among the eight users of the road based upon their respective usage.  The Partnership has seven wells in this region.  The Notice alleges a deficient and/or incomplete stormwater management plan, failure to implement best management practices and failure to conduct required permit inspections.  The Notice requires corrective action and states that the recipient shall cease and desist such alleged violations.  The Notice states that a violation could result in civil penalties up to $10,000 per day.  The Managing General Partner’s responses were submitted on February 6, 2009 and April 8, 2009.  Given the preliminary stage of this proceeding and the inherent uncertainty in administrative actions of this nature, the Managing General Partner is unable to predict the ultimate outcome of this administrative action at this time.

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

Index

PDC 2004-C LIMITED PARTNERSHIP

Supplemental Oil and Natural Gas Information - Unaudited

Costs Incurred in Oil and Natural Gas Property Development Activities

During 2008, the Partnership received an approximately $25,000 refund from the State of Colorado for state sales taxes charged during prior years on well tubing and casing purchases during the Partnership’s drilling operations, which have subsequently been determined to be tax-exempt.  The refund has been accounted for as a reduction of the costs of oil and gas properties previously capitalized.  The Partnership periodically invests in equipment which supports enhanced hydrocarbon recovery, treatment, delivery and measurement or environmental protection which totaled approximately $12,000 in 2008.

Net Proved Oil and Natural Gas Reserves

Our proved oil and natural gas reserves have been estimated by independent petroleum engineers. Ryder Scott Company, L.P. prepared Partnership reserve reports estimating proved reserves at December 31, 2008 and 2007. These reserve estimates have been prepared in compliance with professional standards and the reserves definitions prescribed by the SEC.

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

The following Partnership reserve estimates present the estimate of the proved gas and oil reserves and net cash flows of the Partnership’s properties all of which are located in the United States.  The Managing General Partner’s management emphasizes that reserve estimates are inherently imprecise and that estimates of new discoveries are more imprecise than those of producing gas and oil properties.  Accordingly, the estimates are expected to change as future information becomes available.

Index

PDC 2004-C LIMITED PARTNERSHIP

Supplemental Oil and Natural Gas Information - Unaudited

Below are the net quantities of net proved reserves of the Partnership’s properties as of December 31, 2008 and 2007.

	Oil (MBbl)
	2008	2007
Proved reserves:
Beginning of year	203	185
Revisions of previous estimates	13	32
Production	(9)	(14)
End of year, December 31	207	203

	Gas (MMcf)
	2008	2007
Proved reserves:
Beginning of year	4,687	4,776
Revisions of previous estimates	(305)	298
Production	(330)	(387)
End of year, December 31	4,052	4,687

	As of December 31,
Proved Developed Reserves	2008	2007

Oil (MBbl)	36	89
Natural Gas (MMcf)	3,155	4,172

Definitions used throughout Supplemental Oil and Gas Information - Unaudited:

•	Bbl – One barrel or 42 U.S. gallons liquid volume
•	MBbl – One thousand barrels
•	Mcf – One thousand cubic feet
•	Mcfe – One thousand cubic feet of gas equivalents, based on a ratio of 6 Mcf for each barrel of oil, which reflects the relative energy content
•	MMcf – One million cubic feet
•	MMcfe – One million cubic feet of gas equivalents

At December 31, 2008, the Partnership’s estimated proved oil and natural gas reserves experienced a net upward revision of previous estimates of 13 MBbls of oil and a net downward revision of 305 MMcfs of natural gas, respectively.  The net upward revision for oil is the result of an upward revision of proved undeveloped reserves amounting to approximately 57 MBbls of oil, partially offset by a downward revision of proved developed producing reserves amounting to approximately 44 MBbls.  The net downward revision for natural gas is the result of a downward revision of proved developed productive reserves of 687 MMcfs of natural gas offset by partially an upward revision of proved undeveloped reserves amounting to approximately 382 MMcfs of natural gas.  The downward revision to proved developed producing reserves was primarily due to reduced economics resulting from significantly lower year end oil and natural gas prices and higher per well operating costs at December 31, 2008.  The upward revision to proved undeveloped reserves was due primarily to an increase in the production curve based upon a detailed analysis of the results of the Codell zone refractures in the Wattenberg Field performed by PDC, the Managing General Partner, over the last several years.

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

Index

PDC 2004-C LIMITED PARTNERSHIP

Supplemental Oil and Natural Gas Information - Unaudited

Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves

Summarized in the following table is information with respect to the standardized measure of discounted future net cash flows relating to proved oil and gas reserves.  Future cash inflows are computed by applying year-end prices of oil and gas relating to our proved reserves to the year-end quantities of those reserves. Future production, development, site restoration and abandonment costs are derived based on current costs, including production – related taxes, primarily severance and property, assuming continuation of existing economic conditions.  Future development costs include the development costs related to recompletions of wells drilled in the Codell formation, as described in Item 1, Business—Plan of Operations.  Since Partnership taxable income is reported in the separate tax returns of individual investor partners, no future estimated income taxes are computed and presented herein.

	As of December 31,
	2008	2007
	(in thousands)

Future estimated revenues	$26,996	$47,117
Future estimated production costs	(11,332)	(14,949)
Future estimated development costs	(2,966)	(2,653)
Future net cash flows	12,698	29,515
10% annual discount for estimated timing of cash flows	(6,273)	(14,150)
Standardized measure of discounted future estimated net cash flows	$6,425	$15,365

The following table summarizes the principal sources of change in the standardized measure of discounted future estimated net cash flows for the years ended December 31, 2008 and 2007:

	Year Ended December 31,
	2008	2007
	(in thousands)

Sales of oil and gas production, net of production costs	$(1,971)	$(1,978)
Net changes in prices and production costs	(7,495)	6,066
Revisions of previous quantity estimates	(233)	1,823
Accretion of discount	1,410	853
Timing and other	(651)	(1,003)
Net change	$(8,940)	$5,761

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

The estimated present value of future cash flows relating to proved reserves is extremely sensitive to prices used at any measurement period.  The average December 31 price used for each commodity at December 31, 2008 and 2007 is presented below.

As of December 31,	Oil (per Bbl)	Gas (per Mcf)
2008	$38.28	$4.70
2007	80.07	6.59

Index

PDC 2004-C LIMITED PARTNERSHIP

Condensed Quarterly Balance Sheets
(Unaudited)

	As of
	March 31,	June 30,	September 30,	December 31,
Assets	2008	2008	2008	2008*

Current assets:
Cash and cash equivalents	$41,796	$43,895	$46,569	$71,549
Accounts receivable	329,338	316,246	188,930	132,868
Accounts receivable - other	-	24,981	24,981	-
Oil inventory	20,211	33,121	28,357	23,927
Due from Managing General Partner-derivatives	9,201	-	425,855	813,756
Due from Managing General Partner-other, net	952,433	780,479	906,038	710,170
Total current assets	1,352,979	1,198,722	1,620,730	1,752,270

Oil and gas properties, successful efforts method	19,903,960	19,881,260	19,883,461	19,885,279
Drilling advances to Managing General Partner	124,276	124,276	124,276	124,276
Oil and gas properties, at cost	20,028,236	20,005,536	20,007,737	20,009,555
Less: Accumulated depreciation, depletion and amortization	(6,753,021)	(7,008,109)	(7,276,160)	(7,708,783)
Oil and gas properties, net	13,275,215	12,997,427	12,731,577	12,300,772

Due from Managing General Partner-derivatives	14,060	-	199,198	274,993
Other assets	240	441	642	1,791
Total noncurrent assets	13,289,515	12,997,868	12,931,417	12,577,556

Total Assets	$14,642,494	$14,196,590	$14,552,147	$14,329,826

Liabilities and Partners' Equity

Current liabilities:
Accounts payable and accrued expenses	$67,039	$73,521	$64,655	$27,080
Due to Managing General Partner-derivatives	248,492	616,815	68,813	-
Total current liabilities	315,531	690,336	133,468	27,080

Due to Managing General Partner-derivatives	40,922	304,903	71,001	75,211
Asset retirement obligations	145,934	148,002	150,070	152,138
Total liabilities	502,387	1,143,241	354,539	254,429

Partners' equity:
Managing General Partner	2,831,662	2,614,310	2,843,162	2,818,721
Limited Partners - 899.88 units issued and outstanding	11,308,445	10,439,039	11,354,446	11,256,676
Total Partners' equity	14,140,107	13,053,349	14,197,608	14,075,397

Total Liabilities and Partners' Equity	$14,642,494	$14,196,590	$14,552,147	$14,329,826

*Derived from audited December 31, 2008 balance sheet contained in the Partnership’s accompanying financial statements for the year ended December 31, 2008, included in this report.

See accompanying notes to unaudited condensed quarterly financial statements.

Index

PDC 2004-C LIMITED PARTNERSHIP

Condensed Quarterly Balance Sheets
(Unaudited)

	As of
	March 31,	June 30,	September 30,	December 31,
Assets	2007	2007	2007	2007*

Current assets:
Cash and cash equivalents	$32,824	$36,049	$39,276	$39,240
Accounts receivable	304,219	193,782	198,623	308,608
Due from Managing General Partner-derivatives	207,903	105,529	204,394	27,471
Due from Managing General Partner-other, net	916,166	825,825	992,760	796,041
Total current assets	1,461,112	1,161,185	1,435,053	1,171,360

Oil and gas properties, successful efforts method	19,898,517	19,898,517	19,898,517	19,898,517
Drilling advances to Managing General Partner	124,276	124,276	124,276	124,276
Oil and gas properties, at cost	20,022,793	20,022,793	20,022,793	20,022,793
Less: Accumulated depreciation, depletion and amortization	(5,386,624)	(5,733,616)	(6,133,387)	(6,447,708)
Oil and gas properties, net	14,636,169	14,289,177	13,889,406	13,575,085

Due from Managing General Partner-derivatives	-	29,691	14,467	-
Due from Managing General Partner-other, net	26,249	44,245	64,693	64,693
Total noncurrent assets	14,662,418	14,363,113	13,968,566	13,639,778

Total Assets	$16,123,530	$15,524,298	$15,403,619	$14,811,138

Liabilities and Partners' Equity

Current liabilities:
Accounts payable and accrued expenses	$74,265	$48,005	$54,624	$34,916
Due to Managing General Partner-derivatives	62,750	22,953	17,197	86,831
Total current liabilities	137,015	70,958	71,821	121,747

Due to Managing General Partner-derivatives	-	16,007	5,072	-
Asset retirement obligations	137,998	139,954	141,910	143,866
Total liabilities	275,013	226,919	218,803	265,613

Partners' equity:
Managing General Partner	3,169,706	3,063,115	3,040,603	2,912,745
Limited Partners - 899.88 units issued and outstanding	12,678,811	12,234,264	12,144,213	11,632,780
Total Partners' equity	15,848,517	15,297,379	15,184,816	14,545,525

Total Liabilities and Partners' Equity	$16,123,530	$15,524,298	$15,403,619	$14,811,138

* Derived from audited December 31, 2007 balance sheet contained in the Partnership’s Form 10-K for the year ended December 31, 2007.

See accompanying notes to unaudited condensed quarterly financial statements.

Index

PDC 2004-C LIMITED PARTNERSHIP

Condensed Quarterly Statement of Operations
(Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
Revenues:
Oil and gas sales	$804,486	$884,719	$772,998	$389,641
Oil and gas price risk management gain (loss), net	(237,861)	(819,874)	1,449,682	811,523
Total revenues	566,625	64,845	2,222,680	1,201,164

Operating costs and expenses:
Production and operating costs	179,379	265,247	230,358	205,996
Direct costs - general and administrative	6,706	8,666	3,081	59,250
Depreciation, depletion and amortization	305,313	255,088	268,051	432,623
Accretion of asset retirement obligations	2,068	2,068	2,068	2,068
Total operating costs and expenses	493,466	531,069	503,558	699,937

Income (loss) from operations	73,159	(466,224)	1,719,122	501,227

Interest income	9,091	8,346	7,927	7,846

Net income (loss)	$82,250	$(457,878)	$1,727,049	$509,073

Net income (loss) allocated to partners	$82,250	$(457,878)	$1,727,049	$509,073
Less: Managing General Partner interest in net income (loss)	16,450	(91,576)	345,410	101,815
Net income (loss) allocated to Investor Partners	$65,800	$(366,302)	$1,381,639	$407,258

Net income (loss) per Investor Partner unit	$73	$(407)	$1,535	$453

Investor Partner units outstanding	899.88	899.88	899.88	899.88

See accompanying notes to unaudited condensed quarterly financial statements

Index

PDC 2004-C LIMITED PARTNERSHIP

Condensed Quarterly Statements of Operations
(Unaudited)

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
	2007	2007	2007	2007
Revenues:
Oil and gas sales	$839,966	$575,853	$654,311	$617,827
Oil and gas price risk management gain (loss), net	(120,478)	(21,637)	203,057	(193,444)
Total revenues	719,488	554,216	857,368	424,383

Operating costs and expenses:
Production and operating costs	179,157	176,514	182,865	171,936
Direct costs - general and administrative	-	10,501	-	33,693
Depreciation, depletion and amortization	457,367	346,992	399,771	314,321
Accretion of asset retirement obligations	1,956	1,956	1,956	1,956
Total operating costs and expenses	638,480	535,963	584,592	521,906

Income (loss) from operations	81,008	18,253	272,776	(97,523)

Interest income	11,656	10,624	10,556	9,607

Net income (loss)	$92,664	$28,877	$283,332	$(87,916)

Net income (loss) allocated to partners	$92,664	$28,877	$283,332	$(87,916)
Less: Managing General Partner interest in net income (loss)	18,533	5,775	56,667	(17,584)
Net income (loss) allocated to Investor Partners	$74,131	$23,102	$226,665	$(70,332)

Net income (loss) per Investor Partner unit	$82	$26	$252	$(78)

Investor Partner units outstanding	899.88	899.88	899.88	899.88

See accompanying notes to unaudited condensed quarterly financial statements.

Index

PDC 2004-C LIMITED PARTNERSHIP

Condensed Interim Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31, 2008	Six Months Ended June 30, 2008	Nine Months Ended September 30, 2008
Cash flows from operating activities:
Net income (loss)	$82,250	$(375,628)	$1,351,421
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, depletion and amortization	305,313	560,401	828,452
Accretion of asset retirement obligations	2,068	4,136	6,204
Unrealized loss (gain) on derivative transactions	206,793	862,358	(544,599)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(20,730)	(7,638)	119,678
Increase in accounts receivable - other	-	(24,981)	(24,981)
Increase in oil inventory	(20,211)	(33,121)	(28,357)
Increase in other assets	(240)	(441)	(642)
Increase in accounts payable and accrued expenses	32,123	38,605	29,739
Increase in Due from Managing General Partner, net	(91,699)	105,236	(20,323)
Net cash provided by operating activities	495,667	1,128,927	1,716,592

Cash flows from investing activities:
Capital expenditures for oil and gas properties	(5,443)	(7,724)	(9,925)
Net cash used in investing activities	(5,443)	(7,724)	(9,925)

Cash flows from financing activities:
Distributions to Partners	(487,668)	(1,116,548)	(1,699,338)
Net cash used in financing activities	(487,668)	(1,116,548)	(1,699,338)

Net increase in cash and cash equivalents	2,556	4,655	7,329
Cash and cash equivalents, beginning of year	39,240	39,240	39,240
Cash and cash equivalents, end of period	$41,796	$43,895	$46,569

See accompanying notes to unaudited condensed quarterly financial statements.

Index

PDC 2004-C LIMITED PARTNERSHIP

Condensed Interim Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31, 2007	Six Months Ended June 30, 2007	Nine Months Ended September 30, 2007
Cash flows from operating activities:
Net income	$92,664	$121,541	$404,873
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	457,367	804,359	1,204,130
Accretion of asset retirement obligations	1,956	3,912	5,868
Unrealized loss on derivative transactions	114,853	163,746	63,414
Changes in operating assets and liabilities:
Decrease in accounts receivable	256,429	366,866	362,025
Increase in accounts payable and accrued expenses	61,741	35,481	42,100
Increase in Due from Managing General Partner, net	(360,186)	(287,841)	(475,224)
Net cash provided by operating activities	624,824	1,208,064	1,607,186

Cash flows from financing activities:
Distributions to Partners	(620,496)	(1,200,511)	(1,596,406)
Net cash used in financing activities	(620,496)	(1,200,511)	(1,596,406)

Net increase in cash and cash equivalents	4,328	7,553	10,780
Cash and cash equivalents, beginning of year	28,496	28,496	28,496
Cash and cash equivalents, end of period	$32,824	$36,049	$39,276

See accompanying notes to unaudited condensed quarterly financial statements

Index

PDC 2004-C LIMITED PARTNERSHIP
Notes to Unaudited Condensed Quarterly Financial Statements

Note 1 - Basis of Presentation

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

Note 2 - Transactions with Managing General Partner and Affiliates

The Managing General Partner transacts business on behalf of the Partnership.  Revenues and other cash inflows received on behalf of the Partnership are distributed to the Partners net of (after deducting) corresponding operating costs and other cash outflows incurred on behalf of the Partnership.  The fair value of the Partnership’s portion of unexpired derivative instruments is recorded on the balance sheet under the captions “Due from Managing General Partner–derivatives” in the case of net unrealized gains or “Due to Managing General Partner–derivatives” in the case of net unrealized losses.  Undistributed oil and natural gas revenues collected by the Managing General Partner from the Partnership’s customers of $475,148,  $568,472,  $584,069 and $256,773 as of March 31, 2008, June 30, 2008, September 30, 2008 and December 31, 2008, respectively, and $516,825,  $382,072,  $455,688 and $309,218 at March 31, 2007, June 30, 2007, September 30, 2007 and December 31, 2007, respectively, are included in the balance sheet caption “Due from Managing General Partner – other, net.”  Realized gains or losses from derivative transactions that have not yet been distributed to the Partnership are included in the balance sheet caption “Due from Managing General Partner-other, net” or “Due to Managing General Partner-other, net,” respectively.  All other unsettled transactions between the Partnership and the Managing General Partner are also recorded net on the balance sheet under the caption “Due from (to) Managing General Partner – other, net.”

The following table presents transactions with the Managing General Partner and its affiliates during the quarters ended March 31, June 30, September 30 and December 31, for the years 2008 and 2007.  “Well operations and maintenance” and “Gathering, compression and processing fees” are included in “Production and operating costs” on the Statements of Operations.

	Quarter Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Transaction
Well operations and maintenance	$90,017	$171,362	$142,885	$154,875
Gathering, compression and processing fees	22,323	20,364	22,818	24,041
Direct costs- general and administrative	6,706	8,666	3,081	59,250
Cash distributions*	100,400	129,577	120,451	130,876

	Quarter Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Transaction
Well operations and maintenance	$71,387	$107,758	$96,520	$115,142
Gathering, compression and processing fees	33,505	20,751	31,721	21,878
Direct costs- general and administrative	-	10,501	-	33,693
Cash distributions*	124,099	112,366	79,179	113,314

*Cash distributions started in June 2005.  Cash distributions include equity cash distributions on Investor Partner units repurchased by PDC.  For the quarters ended March 31, June 30, September 30 and December 31, 2008, cash distributions on repurchased Investor Partner units were $2,867; $3,801; $3,893 and $4,620, respectively.  For the quarter ended December 31, 2007, cash distributions on repurchased Investor Partner units were $3,040.

Index

PDC 2004-C LIMITED PARTNERSHIP
Notes to Unaudited Condensed Quarterly Financial Statements

Note 3 - Fair Value Measurements

Determination of Fair Value. The Partnership determines the fair value of its assets and liabilities, unless specifically excluded, pursuant to FAS No. 157.  FAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

FAS No. 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date, giving the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable data (Level 3).  In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy.  The lowest level input that is significant to a fair value measurement in its entirety determines the applicable level in the fair value hierarchy.  Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability, and may affect the valuation of the assets and liabilities and their placement within the fair value hierarchy levels.  The three levels of inputs that may be used to measure fair value are defined as:

•
Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities.  Included in Level 1 would be commodity derivative instruments for New York Mercantile Exchange (“NYMEX”) natural gas swaps.

•
Level 2 – Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including (i) quoted prices for similar assets or liabilities in active markets, (ii) quoted prices for identical or similar assets or liabilities in inactive markets, (iii) inputs other than quoted prices that are observable for the asset or liability and (iv) inputs that are derived from observable market data by correlation or other means.

•
Level 3 – Unobservable inputs for the asset or liability, including situations where there is little, if any, market activity for the asset or liability.  Included in Level 3 are the Partnership’s commodity based and basis protection derivative instruments for Colorado Interstate Gas, or CIG, based fixed-price natural gas swaps, collars and floors, oil swaps, and natural gas basis protection swaps.

Derivative Financial Instruments.  The Partnership measures fair value based upon quoted market prices, where available.  The valuation determination includes: (1) identification of the inputs to the fair value methodology through the review of counterparty statements and other supporting documentation, (2) determination of the validity of the source of the inputs, (3) corroboration of the original source of inputs through access to multiple quotes, if available, or other information and (4) monitoring changes in valuation methods and assumptions.  The methods described above may produce a fair value calculation that may not be indicative of future fair values.  The valuation determination also gives consideration to nonperformance risk on Partnership liabilities in addition to nonperformance risk on PDC’s own business interests and liabilities, as well as the credit standing of derivative instrument counterparties.  The Managing General Partner primarily uses two investment grade financial institutions as counterparties to its derivative contracts, who hold the majority of the Managing General Partner’s derivative assets.  The Managing General Partner has evaluated the credit risk of the Partnership’s derivative assets from counterparties holding its derivative assets using relevant credit market default rates, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position.  Based on the Managing General Partner’s evaluation, the Partnership has determined that the impact of counterparty non-performance on the fair value of the Partnership’s derivative instruments is insignificant.  Furthermore, while the Managing General Partner believes these valuation methods are appropriate and consistent with that used by other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value.

Index

PDC 2004-C LIMITED PARTNERSHIP
Notes to Unaudited Condensed Quarterly Financial Statements

The following table presents the Partnership’s assets and liabilities for each hierarchy level, including both current and non-current portions, measured at fair value on a recurring basis for the three months ended March 31, June 30, September 30 and December 31, 2008:

	Level 3
	Quarter ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Assets:.
Commodity based derivatives	$23,261	$-	$625,053	$1,088,749
Total assets	23,261	-	625,053	1,088,749

Liabilities:
Commodity based derivatives	(289,414)	(921,718)	(139,814)	-
Basis protection derivative contracts	-	-	-	(75,211)
Total liabilities	(289,414)	(921,718)	(139,814)	(75,211)

Net fair value of derivative instruments	$(266,153)	$(921,718)	$485,239	$1,013,538

The table below sets forth the changes of the Partnership’s Level 3 fair value measurements in which derivative asset and liability fair values are presented on a “net” basis.  See Note 4 for additional disclosure related to the Partnership’s derivative financial instruments.

	Three months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Fair value, net asset (liability), beginning of period	$(59,360)	$(266,153)	$(921,718)	$485,239
Changes in fair value included in Oil and gas price risk management, net	(237,861)	(819,874)	1,449,682	811,523
Purchases, sales, issuances and settlements, net	31,068	164,309	(42,725)	(283,224)
Fair value, net asset (liability), end of period	$(266,153)	$(921,718)	$485,239	$1,013,538

See Note 4, Derivative Financial Instruments, for additional disclosure related to the Partnership’s derivative financial instruments.

Non-Derivative Assets and Liabilities.  The carrying values of the financial instruments comprising “Cash and cash equivalents,” “Accounts receivable,” “Accounts payable and accrued expenses” and “Due to (from) Managing General Partner-other, net” approximate fair value due to the short-term maturities of these instruments.

In accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Partnership assesses its proved oil and gas properties for possible impairment, upon a triggering event, by comparing net capitalized costs to estimated undiscounted future net cash flows on a field-by-field basis using estimated production based upon prices at which the Partnership reasonably estimates the commodity to be sold.  The estimates of future prices may differ from current market prices of oil and natural gas.  Certain events, including but not limited to, downward revisions in estimates to the Partnership’s reserve quantities, expectations of falling commodity prices or rising operating costs could result in a triggering event and, therefore, a possible impairment of the Partnership’s oil and natural gas properties.  If net capitalized costs exceed undiscounted future net cash flows, the measurement of impairment is based on estimated fair value utilizing a future discounted cash flow analysis and is measured by the amount by which the net capitalized costs exceed their fair value.

Note 4 - Derivative Financial Instruments

The Partnership is exposed to the effect of market fluctuations in the prices of oil and natural gas.  Price risk represents the potential risk of loss from adverse changes in the market price of oil and natural gas commodities.  The Managing General Partner employs established policies and procedures to manage the risks associated with these market fluctuations using derivative instruments.  Partnership policy prohibits the use of oil and natural gas derivative instruments for speculative purposes.

Index

 PDC 2004-C LIMITED PARTNERSHIP
Notes to Unaudited Condensed Quarterly Financial Statements

The Partnership has elected not to designate any of the Partnership’s derivative instruments as hedges.  Accordingly, the Partnership recognizes all derivative instruments as either assets or liabilities on its balance sheets at fair value.  Changes in the fair value of those derivative instruments allocated to the Partnership are recorded in the Partnership’s statements of operations.  Changes in the fair value of derivative instruments related to the Partnership’s oil and gas sales activities are recorded in “Oil and gas price risk management, net.”

Valuation of a contract’s fair value is performed internally and, while the Managing General Partner uses common industry practices to develop the Partnership’s valuation techniques, changes in pricing methodologies or the underlying assumptions could result in different fair values.  See Note 4, Fair Value Measurements, for a discussion of how the Managing General Partner determines the fair value of the Partnership’s derivative instruments.

As of June 30, 2009, the Managing General Partner had derivative contracts in place for a portion of the Partnership’s anticipated production through 2012 for a total of 438 MMbtu of natural gas and 8 MBbls of crude oil.

Derivative Strategies.  The Partnership’s results of operations and operating cash flows are affected by changes in market prices for oil and natural gas.  To mitigate a portion of the exposure to adverse market changes, the Managing General Partner has entered into various derivative contracts.

For Partnership oil and gas sales, the Managing General Partner enters into, for the Partnership’s production, derivative contracts to protect against price declines in future periods.  While these derivatives are structured to reduce exposure to changes in price associated with the derivative commodity, they also limit the benefit the Partnership might otherwise have received from price increases in the physical market.  The Partnership believes the derivative instruments in place continue to be effective in achieving the risk management objectives for which they were intended.

As of December 31, 2008, the Partnership’s oil and natural gas derivative instruments were comprised of commodity collars, commodity swaps and basis protection swaps.

•
Collars contain a fixed floor price (put) and ceiling price (call).  If the market falls below the fixed put strike price, PDC, as Managing General Partner, receives the market price from the purchaser and receives the difference between the put strike price and market price from the counterparty.  If the market price exceeds the fixed call strike price, PDC, as Managing General Partner, receives the market price from the purchaser and pays the difference between the call strike price and market price to the counterparty.  If the market price is between the call and put strike price, no payments are due to or from the counterparty.

•
Swaps are arrangements that guarantee a fixed price.  If the market price is below the fixed contract price, PDC, as Managing General Partner, receives the market price from the purchaser and receives the difference between the market price and the fixed contract price from the counterparty.  If the market price is above the fixed contract price, PDC, as Managing General Partner, receives the market price from the purchaser and pays the difference between the market price and the fixed contract price to the counterparty.

•
Basis protection swaps are arrangements that guarantee a price differential for natural gas from a specified delivery point.  For CIG basis protection swaps, which have negative differentials to NYMEX, PDC, as Managing General Partner, receives a payment from the counterparty if the price differential is greater than the stated terms of the contract and pays the counterparty if the price differential is less than the stated terms of the contract.

Index

 PDC 2004-C LIMITED PARTNERSHIP
Notes to Unaudited Condensed Quarterly Financial Statements

During 2008 and 2007, at the end of the three month periods noted below, the Partnership had the following asset and liability positions related to its open commodity-based derivative instruments for a portion of the Partnership’s oil and natural gas production.

	As of
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008

Derivative net assets (liabilities)
Fixed-price natural gas swaps	$(169,743)	$(324,179)	$386,893	$366,062
Natural gas collars	(18,670)	(16,422)	220,718	392,037
Natural gas basis protection swaps	-	-	-	(75,211)
Oil collars	(18,322)	-	-	-
Fixed-price oil swaps	(59,418)	(581,117)	(122,372)	330,650

Estimated net fair value of derivative instruments	$(266,153)	$(921,718)	$485,239	$1,013,538

	As of
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007

Derivative net assets (liabilities)
Natural gas collars	$(37,708)	$80,623	$135,428	$25,407
Natural gas floors	182,196	15,531	61,158	650
Oil floors	665	106	6	-
Fixed-price oil swaps	-	-	-	(85,417)

Estimated net fair value of derivative instruments	$145,153	$96,260	$196,592	$(59,360)

At December 31, 2008 and 2007, the maximum term for the derivative positions listed above is 60 months and 12 months, respectively.

The following table identifies the fair value of commodity based derivatives as classified in the Partnership’s balance sheets:

	As of
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
Classification in the Balance Sheets
Fair value of current assets
Due from Managing General Partner-derivatives	$9,201	$-	$425,855	$813,756

Fair value of other assets-long term
Due from Managing General Partner-derivatives	14,060	-	199,198	274,993
	23,261	-	625,053	1,088,749

Fair value of current liabilities
Due to Managing General Partner-derivatives	248,492	616,815	68,813	-

Fair value of other liabilities-long term
Due to Managing General Partner-derivatives	40,922	304,903	71,001	75,211
	289,414	921,718	139,814	75,211

Net fair value of derivative instruments - (liability) asset	$(266,153)	$(921,718)	$485,239	$1,013,538

	As of
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
Classification in the Balance Sheets
Fair value of current assets
Due from Managing General Partner-derivatives	$207,903	$105,529	$204,394	$27,471

Fair value of other assets-long term
Due from Managing General Partner-derivatives	-	29,691	14,467	-
	207,903	135,220	218,861	27,471

Fair value of current liabilities
Due to Managing General Partner-derivatives	62,750	22,953	17,197	86,831

Fair value of other liabilities-long term
Due to Managing General Partner-derivatives	-	16,007	5,072	-
	62,750	38,960	22,269	86,831

Net fair value of derivative instruments - asset (liability)	$145,153	$96,260	$196,592	$(59,360)

Index

PDC 2004-C LIMITED PARTNERSHIP
Notes to Unaudited Condensed Quarterly Financial Statements

The following table identifies the changes in the fair value of commodity based derivatives as reflected in the Partnership’s statements of operations for the three-months ended March 31, June 30, September 30 and December 31 for the years indicated:

	Three months ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008

Realized gains (losses)
Oil	$(12,903)	$(38,307)	$(23,875)	$48,167
Natural gas	(18,165)	(126,002)	66,600	235,057
Realized (loss) gain	(31,068)	(164,309)	42,725	283,224
Unrealized (loss) gain	(206,793)	(655,565)	1,406,957	528,299
Oil and gas price risk management, net	$(237,861)	$(819,874)	$1,449,682	$811,523

	Three months ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007

Realized gains (losses)
Oil	$(1,476)	$(1,674)	$(287)	$(612)
Natural gas	(4,149)	28,930	103,012	63,120
Realized (loss) gain	(5,625)	27,256	102,725	62,508
Unrealized (loss) gain	(114,853)	(48,893)	100,332	(255,952)
Oil and gas price risk management, net	$(120,478)	$(21,637)	$203,057	$(193,444)

Note 5 - Capitalized Costs Relating to Oil and Gas Activities

The Partnership is engaged solely in oil and natural gas activities, all of which are located in the continental United States.  Drilling operations began upon funding on August 4, 2004 with advances made to the Managing General Partner for all planned drilling and completion costs for the Partnership made in December 2004.  Costs capitalized for these activities are as follows:

	As of
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008

Leasehold costs	$235,308	$235,308	$235,308	$235,308
Development costs	19,668,652	19,645,952	19,648,153	19,649,971
Oil and gas properties, successful efforts method	19,903,960	19,881,260	19,883,461	19,885,279
Drilling advances to Managing General Partner	124,276	124,276	124,276	124,276
Oil and gas properties, at cost	20,028,236	20,005,536	20,007,737	20,009,555
Less: Accumulated depreciation, depletion and amortization	(6,753,021)	(7,008,109)	(7,276,160)	(7,708,783)
Oil and gas properties, net	$13,275,215	$12,997,427	$12,731,577	$12,300,772

	As of
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007

Leasehold costs	$235,308	$235,308	$235,308	$235,308
Development costs	19,663,209	19,663,209	19,663,209	19,663,209
Oil and gas properties, successful efforts method	19,898,517	19,898,517	19,898,517	19,898,517
Drilling advances to Managing General Partner	124,276	124,276	124,276	124,276
Oil and gas properties, at cost	20,022,793	20,022,793	20,022,793	20,022,793
Less: Accumulated depreciation, depletion and amortization	(5,386,624)	(5,733,616)	(6,133,387)	(6,447,708)
Oil and gas properties, net	$14,636,169	$14,289,177	$13,889,406	$13,575,085

Note 6 - Commitments and Contingencies

Colorado Royalty Settlement.  On May 29, 2007, Glen Droegemueller, individually and as representative plaintiff on behalf of all others similarly situated, filed a class action complaint against the Managing General Partner in the District Court, Weld County, Colorado alleging that the Managing General Partner underpaid royalties on natural gas produced from wells operated by the Managing General Partner in parts of the State of Colorado (the “Droegemueller Action”).  The plaintiff sought declaratory relief and to recover an unspecified amount of compensation for underpayment of royalties paid by us pursuant to leases.  The Managing General Partner removed the case to Federal Court on June 28, 2007.  On October 10, 2008, the court preliminarily approved a settlement agreement between the plaintiffs and the Managing General Partner, on behalf of itself and the Partnership.  Although the Partnership was not named as a party in the suit, the lawsuit states that it relates to all wells operated by the Managing General Partner, which includes a majority of the Partnership’s 16 productive wells in the Wattenberg field.  The portion of the settlement relating to the Partnership’s wells for all periods through December 31, 2008 is approximately $13,000 including legal costs of approximately $1,000.  This entire settlement of $12,500 was deposited by the Managing General Partner into an escrow account on November 3, 2008.  Notice of the settlement was mailed to members of the class action suit in the fourth quarter of 2008.  The final settlement was approved by the court on April 7, 2009.  Settlement distribution checks were mailed in July 2009.  During September 2009, all settlement costs were passed through to the Partners and any required judicial action from the settlement of the suit was implemented in this distribution.

Index

PDC 2004-C LIMITED PARTNERSHIP
Notes to Unaudited Condensed Quarterly Financial Statements

Colorado Stormwater Permit.  On December 8, 2008, the Managing General Partner received a Notice of Violation /Cease and Desist Order (the “Notice”) from the Colorado Department of Public Health and Environment, related to the stormwater permit for the Garden Gulch Road.  The Managing General Partner manages this private road for Garden Gulch LLC.  The Managing General Partner is one of eight users of this road, all of which are oil and gas companies operating in the Piceance region of Colorado.  Operating expenses, including this fine, if any, are allocated among the eight users of the road based upon their respective usage.  The Partnership has seven wells in this region.  The Notice alleges a deficient and/or incomplete stormwater management plan, failure to implement best management practices and failure to conduct required permit inspections.  The Notice requires corrective action and states that the recipient shall cease and desist such alleged violations.  The Notice states that a violation could result in civil penalties up to $10,000 per day.  The Managing General Partner’s responses were submitted on February 6, 2009 and April 8, 2009.  Given the preliminary stage of this proceeding and the inherent uncertainty in administrative actions of this nature, the Managing General Partner is unable to predict the ultimate outcome of this administrative action at this time.

Derivative Contracts.  The Partnership is exposed to oil and natural gas price fluctuations on underlying sales contracts should the counterparties to the Managing General Partner’s derivative instruments not perform.  Nonperformance is not anticipated.  The Managing General Partner has had no counterparty default losses to date.