Form 10-Q
period 2009-09-30
PDC 2004-C Limited Partnership
filed 2009-12-18
CIK 1306755

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
or

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

PDC 2004-C Limited Partnership
Condensed Balance Sheets
(unaudited)

	September 30,	December 31,
	2009	2008*
Assets

Current assets:
Cash and cash equivalents	$197,165	$71,549
Accounts receivable	86,380	132,868
Oil inventory	12,909	23,927
Due from Managing General Partner-derivatives	412,457	813,756
Due from Managing General Partner-other, net	151,797	710,170
Total current assets	860,708	1,752,270

Oil and gas properties, successful efforts method	19,921,685	19,885,279
Drilling advances to Managing General Partner	-	124,276
Oil and gas properties, at cost	19,921,685	20,009,555
Less: Accumulated depreciation, depletion and amortization	(8,945,239)	(7,708,783)
Oil and gas properties, net	10,976,446	12,300,772

Due from Managing General Partner-derivatives	22,580	274,993
Other assets	9,867	1,791
Total noncurrent assets	11,008,893	12,577,556

Total Assets	$11,869,601	$14,329,826

Liabilities and Partners' Equity

Current liabilities:
Accounts payable and accrued expenses	$11,508	$27,080
Due to Managing General Partner-derivatives	187,197	-
Total current liabilities	198,705	27,080

Due to Managing General Partner-derivatives	588,280	75,211
Asset retirement obligations	158,699	152,138
Total liabilities	945,684	254,429

Commitments and contingent liabilities

Partners' equity:
Managing General Partner	2,188,425	2,818,721
Limited Partners - 899.88 units issued and outstanding	8,735,492	11,256,676
Total Partners' equity	10,923,917	14,075,397

Total Liabilities and Partners' Equity	$11,869,601	$14,329,826

*Derived from audited December 31, 2008 balance sheet contained in the Partnership’s Form 10-K for the year ended December 31, 2008.

See accompanying notes to unaudited condensed financial statements.

Index

PDC 2004-C Limited Partnership
Condensed Statements of Operations
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
Revenues:
Oil and gas sales	$294,791	$772,998	$889,252	$2,462,203
Oil and gas price risk management (loss) gain, net	(244,630)	1,449,682	(582,342)	391,947
Total revenues	50,161	2,222,680	306,910	2,854,150

Operating costs and expenses:
Production and operating costs	134,483	230,358	387,615	674,984
Direct costs - general and administrative	73,977	3,081	361,220	18,453
Depreciation, depletion and amortization	403,840	268,051	1,236,456	828,452
Accretion of asset retirement obligations	2,187	2,068	6,561	6,204
Total operating costs and expenses	614,487	503,558	1,991,852	1,528,093

(Loss) income from operations	(564,326)	1,719,122	(1,684,942)	1,326,057

Interest expense	(412)	-	(412)	-
Interest income	6,607	7,927	18,382	25,364

Net (loss) income	$(558,131)	$1,727,049	$(1,666,972)	$1,351,421

Net (loss) income allocated to partners	$(558,131)	$1,727,049	$(1,666,972)	$1,351,421
Less: Managing General Partner interest in net (loss) income	(111,626)	345,410	(333,394)	270,284
Net (loss) income allocated to Investor Partners	$(446,505)	$1,381,639	$(1,333,578)	$1,081,137

Net (loss) income per Investor Partner unit	$(496)	$1,535	$(1,482)	$1,201

Investor Partner units outstanding	899.88	899.88	899.88	899.88

See accompanying notes to unaudited condensed financial statements.

Index

PDC 2004-C Limited Partnership
Condensed Statements of Cash Flows
(unaudited)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(1,666,972)	$1,351,421
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,236,456	828,452
Accretion of asset retirement obligations	6,561	6,204
Unrealized loss (gain) on derivative transactions	1,353,978	(544,599)
Changes in operating assets and liabilities:
Decrease in accounts receivable	46,488	119,678
Increase in accounts receivable - other	-	(24,981)
Decrease (increase) in oil inventory	11,018	(28,357)
Increase in other assets	(8,076)	(642)
(Decrease) increase in accounts payable and accrued expenses	(15,572)	29,739
Decrease (increase) in due from Managing General Partner - other, net	558,373	(20,323)
Net cash provided by operating activities	1,522,254	1,716,592

Cash flows from investing activities:
Capital expenditures for oil and gas properties	(36,406)	(9,925)
Proceeds from drilling advance refund from Managing General Partner	124,276
Net cash provided by (used in) investing activities	87,870	(9,925)

Cash flows from financing activities:
Distributions to Partners	(1,484,508)	(1,699,338)
Net cash used in financing activities	(1,484,508)	(1,699,338)

Net increase in cash and cash equivalents	125,616	7,329
Cash and cash equivalents, beginning of period	71,549	39,240
Cash and cash equivalents, end of period	$197,165	$46,569

See accompanying notes to unaudited condensed financial statements.

Index

PDC 2004-C LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2009
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

Purchasers of partnership units subscribed to and fully paid for 12.11 units of limited partner interests and 887.77 units of additional general partner interests at $20,000 per unit.  In accordance with the terms of the Limited Partnership Agreement (the “Agreement”), Petroleum Development Corporation, a Nevada Corporation, is the Managing General Partner of the Partnership (hereafter, the “Managing General Partner,” “MGP” or “PDC”) and has a 20% Managing General Partner ownership in the Partnership.  Upon completion of the drilling phase of the Partnership's wells, all additional general partners units were converted into units of limited partner interests and thereafter became limited partners of the Partnership.  Throughout the term of the Partnership, revenues, costs, and cash distributions are allocated 80% to the limited and additional general partners (collectively, the “Investor Partners”), which are shared pro rata based upon the portion of units owned in the Partnership, and 20% to the Managing General Partner.

As of September 30, 2009, there were 663 Investor Partners.  As of September 30, 2009, the Managing General Partner has repurchased 13.73 units of the total 899.88 outstanding units of Partnership interests from Investor Partners at an average price of $9,108 per unit through September 30, 2009 and, as a result, participates in the sharing of revenues, costs and cash distributions as both an Investor Partner and as the Managing General Partner.

The Managing General Partner is authorized, under the terms of the Drilling and Operating Agreement (the “D&O Agreement”), to conduct and manage the Partnership’s business.

The accompanying interim unaudited condensed financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America, or U.S., for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission, or SEC. Accordingly, pursuant to certain rules and regulations, certain notes and other financial information included in audited financial statements have been condensed or omitted.  In the Partnership’s opinion, the accompanying interim unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Partnership's financial position, results of operations and cash flows for the periods presented.  The interim results of operations and cash flows for the nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year or any other future period.

The accompanying interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2008, as filed with the SEC on October 26, 2009 (“the 2008 Form 10-K”).

Note 2−Recent Accounting Standards

Recently Adopted Accounting Standards

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board, or FASB, issued the FASB Accounting Standards Codification™ (the “Codification”), thereby establishing the Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles, or GAAP.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, the FASB will issue Accounting Standards Updates.  Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification.  These changes and the Codification itself do not change GAAP.  Effective July 1, 2009, the Partnership adopted the Codification.  Other than the manner in which new accounting guidance is referenced, the adoption of the Codification did not have any impact on the Partnership’s accompanying interim unaudited condensed financial statements.

Index

PDC 2004-C LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)

Subsequent Events

In May 2009, the FASB issued changes regarding subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Specifically, the guidance sets forth the period after the balance sheet date during which the Managing General Partner should evaluate events or transactions that may occur for potential recognition or disclosure in the Partnership’s financial statements, the circumstances under which the Partnership should recognize events or transactions occurring after the balance sheet date in the Partnership’s financial statements, and the disclosures that the Partnership should make about events or transactions that occurred after the balance sheet date. The Partnership adopted the guidance as of June 30, 2009. See Note 7, Subsequent Events.

Business Combinations

In December 2007, the FASB issued changes regarding the accounting for business combinations. The new changes require:

•	an acquirer to recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values;
•	disclosure of the information necessary for investors and other users to evaluate and understand the nature and financial effect of the business combination;
•	acquisition-related costs be expensed as incurred.

The changes also amend the accounting for income taxes to require the acquirer to recognize changes in the amount of its deferred tax benefits recognizable due to a business combination either in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. Further, the changes amend the accounting for income taxes to require, subsequent to a prescribed measurement period, changes to acquisition-date income tax uncertainties to be reported in income from continuing operations and changes to acquisition-date acquiree deferred tax benefits to be reported in income from continuing operations or directly in contributed capital, depending on the circumstances.

In April 2009, the FASB again issued changes to the accounting for business combinations.  These changes apply to all assets acquired and liabilities assumed in a business combination that arise from contingencies and require:

•
an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met;

•	contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value;
•
subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently; and

•	disclosures of the amounts and measurements basis of such assets and liabilities and the nature of the contingencies.

The changes above became effective for acquisitions completed on or after January 1, 2009; however, the income tax changes became effective as of that date for all acquisitions, regardless of the acquisition date. The Partnership adopted these changes effective January 1, 2009, for which they will be applied prospectively in the Partnership’s accounting for future acquisitions, if any.  This adoption had no impact on the Partnership’s accompanying interim unaudited condensed financial statements.

Index

PDC 2004-C LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)

Consolidation – Noncontrolling Interest in a Subsidiary

In December 2007, the FASB issued changes regarding the nature and classification of the noncontrolling interest in a subsidiary in the consolidated financial statements. The changes require the accounting and reporting for minority interests be recharacterized as noncontrolling interests and classified as a component of equity. Additionally, the changes establish reporting requirements that provide sufficient disclosures which clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  The Partnership adopted these changes effective January 1, 2009.  The Partnership’s adoption of this guidance had no material impact on the Partnership’s accompanying interim unaudited condensed financial statements.

Fair Value Measurements and Disclosures

In February 2008, the FASB delayed by one year (to January 1, 2009) the fair value measurements and disclosure requirements for nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The January 1, 2009, adoption of the fair value measurements and disclosure requirements for the Partnership’s nonfinancial assets and liabilities did not have a material impact on the Partnership’s accompanying interim unaudited condensed financial statements. See Note 4, Fair Value Measurements.

Derivatives and Hedging Disclosures

In March 2008, the FASB issued changes regarding the disclosure requirements for derivative instruments and hedging activities.  Pursuant to the changes, enhanced disclosures are required to provide information about (a) how and why the Partnership uses derivative instruments, (b) how the Partnership accounts for derivative instruments and related hedged items and (c) how derivative instruments and related hedged items affect the Partnership’s financial position, financial performance and cash flows.  The Partnership adopted these changes effective January 1, 2009.  The adoption did not have a material impact on the Partnership’s accompanying interim unaudited condensed financial statements. See Note 5, Derivative Financial Instruments.

Recently Issued Accounting Standards

Fair Value Measurements and Disclosures

In August 2009, the FASB issued changes regarding fair value measurements and disclosures to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities.  These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique).  This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  These changes become effective for the Partnership on October 1, 2009.  The Partnership has not determined the impact, if any, that these changes will have on the Partnership’s financial statements.

Index

Consolidation – Variable Interest Entities

In June 2009, the FASB issued changes surrounding an entity’s analysis to determine whether any of its variable interests constitute controlling financial interests in a variable interest entity.  This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics:

•	the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and
•
the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.

Additionally, the entity is required to assess whether it has an implicit financial responsibility to ensure that a variable interest entity operates as designed when determining whether it has the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance.  The guidance also requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity.  These changes are effective for the Partnership’s financial statements issued for fiscal years beginning after November 15, 2009, with earlier adoption prohibited.  The Partnership is evaluating the impact that the adoption of these changes will have on the Partnership’s financial statements, related disclosure and management’s discussion and analysis.

Modernization of Oil and Gas Reporting

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

Index

PDC 2004-C LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)

The fair value of the Partnership’s portion of unexpired derivative instruments is recorded on the balance sheet under the captions “Due from Managing General Partner–derivatives,” in the case of net unrealized gains or “Due to Managing General Partner–derivatives,” in the case of net unrealized losses.

Undistributed oil and natural gas revenues collected by the Managing General Partner from the Partnership’s customers in the amount of $122,195 and $256,773 as of September 30, 2009 and December 31, 2008, respectively, are included in the balance sheet caption “Due from Managing General Partner - other, net.”  Realized gains or losses from derivative transactions that have not yet been distributed to the Partnership are included in the balance sheet captions “Due from Managing General Partner-other, net” or “Due to Managing General Partner-other, net,” respectively.  Undistributed realized gains amounted to $130,334 and $283,224 as of September 30, 2009 and December 31, 2008, respectively.  All other unsettled transactions between the Partnership and the Managing General Partner are recorded net on the balance sheet under the caption “Due from (to) Managing General Partner – other, net.”

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

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Well operations and maintenance	$96,873	$142,885	$276,402	$404,264
Gathering, compression and processing fees	20,852	22,818	63,130	65,505
Direct costs - general and administrative	73,977	3,081	361,220	18,453
Cash distributions*	124,828	120,451	309,828	350,428

*Cash distributions include $4,588 and $12,926 during the three and nine months ended September 30, 2009, respectively, and $3,893 and $10,561 during the three and nine months ended September 30, 2008, respectively, related to equity cash distributions on Investor Partner units repurchased by PDC.  For additional disclosure regarding the Unit Repurchase Program, refer to Note 1, General and Basis of Presentation.

Distributions to Partners in 2009 were impacted by several non-recurring items.  Receivables collected from the Managing General Partner for the over-withholding of production taxes related to Partnership production prior to 2007 including accrued interest thereon increased distributions by $0.6 million.  In addition, the Partnership’s payment to the Managing General Partner for royalty settlement costs of approximately $14,000 decreased distributions during the period.  Cash distribution to the partners includes $0.2 million paid on the behalf of Investor Partners, to the Internal Revenue Service and state taxing authorities as a part of a comprehensive settlement agreement with taxing agencies.  Both amounts had been previously accrued by the Partnership in “Due from (to) Managing General Partner – other, net.”

Note 4−Fair Value Measurements

Determination of Fair Value. The Partnership’s fair value measurements are estimated pursuant to a fair value hierarchy that requires the Partnership to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date, giving the highest priority to quoted prices in active markets (Level 1) and the lowest priority to unobservable data (Level 3).  In some cases, the inputs used to measure fair value might fall in different levels of the fair value hierarchy.  The lowest level input that is significant to a fair value measurement in its entirety determines the applicable level in the fair value hierarchy.  Assessing the significance of a particular input to the fair value measurement in its entirety requires judgment, considering factors specific to the asset or liability, and may affect the valuation of the assets and liabilities and their placement within the fair value hierarchy levels.  The three levels of inputs that may be used to measure fair value are defined as:

Index

PDC 2004-C LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)

•
Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities.  Included in Level 1 are commodity derivative instruments for New York Mercantile Exchange, or NYMEX, based natural gas swaps.

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

Derivative Financial Instruments.  The Partnership measures fair value based upon quoted market prices, where available.  The valuation determination includes: (1) identification of the inputs to the fair value methodology through the review of counterparty statements and other supporting documentation, (2) determination of the validity of the source of the inputs, (3) corroboration of the original source of inputs through access to multiple quotes, if available, or other information and (4) monitoring changes in valuation methods and assumptions.  The methods described above may produce a fair value calculation that may not be indicative of future fair values.  The valuation determination also gives consideration to nonperformance risk on Partnership liabilities in addition to nonperformance risk on PDC’s own business interests and liabilities, as well as the credit standing of derivative instrument counterparties.  The Managing General Partner primarily uses two investment grade financial institutions as counterparties to its derivative contracts, who hold the majority of the Managing General Partner’s derivative assets.  The Managing General Partner has evaluated the credit risk of the Partnership’s derivative assets from counterparties holding its derivative assets using relevant credit market default rates, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position.  Based on the Managing General Partner’s evaluation, the Partnership has determined that the impact of counterparty non-performance on the fair value of the Partnership’s derivative instruments is insignificant.  As of September 30, 2009, no adjustment for credit risk was recorded by the Partnership.  Furthermore, while the Managing General Partner believes these valuation methods are appropriate and consistent with that used by other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value.

The following table presents, by hierarchy level, the Partnership’s derivative financial instruments, including both current and non-current portions measured at fair value for the periods described.

Index

PDC 2004-C LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)

	Level 1	Level 3	Total

As of December 31, 2008
Assets:
Commodity based derivatives	$-	$1,088,749	$1,088,749
Total assets	-	1,088,749	1,088,749

Liabilities:
Basis protection derivative contracts	-	(75,211)	(75,211)
Total liabilities	-	(75,211)	(75,211)

Net asset	$-	$1,013,538	$1,013,538

As of September 30, 2009
Assets:
Commodity based derivatives	$1,927	$433,110	$435,037
Total assets	1,927	433,110	435,037

Liabilities:
Commodity based derivatives	(66,232)	(23,844)	(90,076)
Basis protection derivative contracts	-	(685,401)	(685,401)
Total liabilities	(66,232)	(709,245)	(775,477)

Net liability	$(64,305)	$(276,135)	$(340,440)

Index

PDC 2004-C LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)

The following table sets forth the changes of the Partnership’s Level 3 derivative financial instruments measured on a recurring basis:

Nine months ended
September 30, 2009
Fair value, net asset, as of December 31, 2008	$1,013,538
Changes in fair value included in statement of operations line item:
Oil and gas price risk management loss, net	(518,037)
Settlements	(771,636)
Fair value, net liability, as of September 30, 2009	$(276,135)

Change in unrealized gains (losses) relating to assets (liabilities) still held as of September 30, 2009, included in statement of operations line item:
Oil and gas price risk management, net	$(666,143)

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

The Partnership periodically assesses its proved oil and gas properties for possible impairment, upon a triggering event, by comparing net capitalized costs to estimated undiscounted future net cash flows on a field-by-field basis using estimated production based upon estimated prices at which the Partnership reasonably estimates the commodity to be sold.  The estimates of future prices may differ from current market prices of oil and natural gas.  Certain events, including but not limited to, downward revisions in estimates to the Partnership’s reserve quantities, expectations of falling commodity prices or rising operating costs may result in a triggering event and, therefore, a possible impairment of the Partnership’s oil and natural gas properties.  If, when assessing impairment, net capitalized costs exceed undiscounted future net cash flows, the measurement of impairment is based on estimated fair value utilizing a future discounted cash flow analysis and is measured by the amount by which the net capitalized costs exceed their fair value.  During the nine months ended September 30, 2009 and 2008, there were no triggering events; therefore, no impairment of oil and gas properties was recognized.

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
September 30, 2009
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

As of September 30, 2009, the Managing General Partner had derivative contracts in place for a portion of the Partnership’s anticipated production through 2012 for a total of 380 MMbtu of natural gas and 8 MBbls of crude oil.  During late October 2009, the Managing General Partner entered into additional NYMEX fixed-price gas swaps (ranging from $6.67 to $7.11 per MMbtu) and NYMEX gas collars (floors ranging from $6.00 to 6.10 and ceiling ranging from $8.27 to $8.60 per MMbtu) covering all monthly periods from November 2010 to December 2013. The Partnership will be allocated positions by the Managing General Partner for MMbtu’s equal to the number of remaining MMbtu’s of CIG basis protection swaps at September 30, 2009 which were not previously covered by NYMEX fixed-price gas swaps or gas collars.

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

As of September 30, 2009, the Partnership’s oil and natural gas derivative instruments were comprised of commodity collars, commodity swaps and basis protection swaps.

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
September 30, 2009
(unaudited)

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

The following table summarizes the location and fair value amounts of the Partnership’s derivative instruments in the accompanying balance sheets as of September 30, 2009, and December 31, 2008.

			Fair Value
		Balance Sheet	September 30,	December 31,
Derivative instruments not designated as hedge (1):		Line Item	2009	2008

Derivative Assets:	Current
	Commodity contracts	Due from Managing General Partner-derivatives	$412,457	$813,756

	Non Current
	Commodity contracts	Due from Managing General Partner-derivatives	22,580	274,993

Total Derivative Assets			$435,037	$1,088,749

Derivative Liabilities:	Current
	Commodity contracts	Due to Managing General Partner-derivatives	$(58,751)	$-

	Basis protection contracts	Due to Managing General Partner-derivatives	(128,446)	-
	Non Current
	Commodity contracts	Due to Managing General Partner-derivatives	(31,325)	-

	Basis protection contracts	Due to Managing General Partner-derivatives	(556,955)	(75,211)

Total Derivative Liabilities			$(775,477)	$(75,211)

(1) As of September 30, 2009 and December 31, 2008, none of the Partnership’s derivative instruments were designated hedges.

Index

PDC 2004-C LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2009
(unaudited)

The following table summarizes the impact of the Partnership’s derivative instruments on the Partnership’s accompanying statements of operations for the three months and nine months ended September 30, 2009 and 2008.

	Three months ended September 30,
	2009			2008
Statement of operations line item	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains (Losses) For the Current Period	Total	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains (Losses) For the Current Period	Total

Oil and gas price risk management, net
Realized gains (losses)	$201,847	$(2,979)	$198,868	$(168,952)	$211,677	$42,725
Unrealized (losses) gains	(201,847)	(241,651)	(443,498)	168,952	1,238,005	1,406,957
Total oil and gas price risk management (loss) gain, net	$-	$(244,630)	$(244,630)	$-	$1,449,682	$1,449,682

	Nine months ended September 30,
	2009			2008
Statement of operations line item	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains (Losses) For the Current Period	Total	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains (Losses) For the Current Period	Total

Oil and gas price risk management, net
Realized gains (losses)	$599,692	$171,944	$771,636	$(48,823)	$(103,829)	$(152,652)
Unrealized (losses) gains	(599,692)	(754,286)	(1,353,978)	48,823	495,776	544,599
Total oil and gas price risk management (loss) gain, net	$-	$(582,342)	$(582,342)	$-	$391,947	$391,947

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

Note 6−Commitments and Contingencies

Colorado Royalty Settlement.  On May 29, 2007, Glen Droegemueller, individually and as representative plaintiff on behalf of all others similarly situated, filed a class action complaint against the Managing General Partner in the District Court, Weld County, Colorado alleging that the Managing General Partner underpaid royalties on natural gas produced from wells operated by the Managing General Partner in parts of the State of Colorado (the “Droegemueller Action”).  The plaintiff sought declaratory relief and to recover an unspecified amount of compensation for underpayment of royalties paid by the Managing General Partner pursuant to leases.  The Managing General Partner moved the case to Federal Court on June 28, 2007.  On October 10, 2008, the court preliminarily approved a settlement agreement between the plaintiffs and the Managing General Partner, on behalf of itself and the Partnership.  Although the Partnership was not named as a party in the suit, the lawsuit states that this action relates to all wells operated by the Managing General Partner, which includes a majority of the Partnership’s 16 wells in the Wattenberg field.  The portion of the settlement relating to the Partnership’s wells for all periods through September 30, 2009 that has been expensed by the Partnership is approximately $14,000 including associated legal costs of approximately $1,000.  This entire settlement of $13,000 was deposited by the Managing General Partner into an escrow account on November 3, 2008.  Notice of the settlement was mailed to members of the class action suit in the fourth quarter of 2008.  The final settlement was approved by the court on April 7, 2009.  Settlement distribution checks were mailed in July 2009.  During September 2009, all settlement costs were passed through to the Partners and related required judicial action from the settlement of the suit was implemented in this distribution.

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
September 30, 2009
(unaudited)

Derivative Contracts.  The Partnership is exposed to oil and natural gas price fluctuations on underlying sales contracts should the counterparties to the Managing General Partner’s derivative instruments not perform.  The Managing General Partner has had no counterparty default losses and expects full performance by the counterparties to these agreements in the future.

Note 7−Subsequent Events

The Partnership evaluated the Partnership’s activities subsequent to September 30, 2009, through December 18, 2009 (the date the financial statements were issued), and have concluded that no subsequent events have occurred that would require recognition in the Partnership’s financial statements or disclosure in the notes to the unaudited condensed financial statements.

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

Further, the Partnership urges you to carefully review and consider the cautionary statements made in this report, the Partnership’s annual report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) on October 26, 2009, (“2008 Form 10-K”), and the Partnership’s other filings with the SEC and public disclosures.  The Partnership cautions you not to place undue reliance on forward-looking statements, which speak only as of the date of this report.  The Partnership undertakes no obligation to update any forward-looking statements in order to reflect any event or circumstance occurring after the date of this report or currently unknown facts or conditions or the occurrence of unanticipated events.

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

Index

PDC 2004-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Results of Operations

The following table sets forth selected information regarding the Partnership’s results of operations, including production volumes, oil and natural gas sales, average sales prices received, average sales price including realized derivative gains and losses, production and operating costs, depreciation, depletion and amortization costs,  other operating income and expenses for the three and nine months ended September 30, 2009, or the current three and nine month periods and the three and nine months ended September 30, 2008, or the prior three and nine month periods.

	Summary of Operating Results
	Three months ended September 30,			Nine months ended September 30,
	2009	2008	Change	2009	2008	Change
Number of producing wells (end of period)	23	23	*	23	23	*

Production: (1)
Oil (Bbl)	1,959	2,069	-5%	6,172	6,771	-9%
Natural gas (Mcf)	73,166	82,740	-12%	232,485	242,511	-4%
Natural gas equivalents (Mcfe) (2)	84,920	95,154	-11%	269,517	283,137	-5%

Average Selling Price (excluding realized gain (loss) on derivatives)
Oil (per Bbl)	$59.84	$105.06	-43%	$48.30	$99.63	-52%
Natural gas (per Mcf)	2.43	6.72	-64%	2.54	7.37	-66%
Natural gas equivalents (per Mcfe)	3.47	8.12	-57%	3.30	8.70	-62%

Realized Gain (Loss) on Derivatives, net
Oil derivatives - realized gain (loss)	$30,838	$(23,875)	229%	$137,801	$(75,085)	*
Natural gas derivatives - realized gain (loss)	168,030	66,600	-152%	633,835	(77,567)	*
Total realized gain (loss) on derivatives, net	$198,868	$42,725	*	$771,636	$(152,652)	*

Average Selling Price (including realized gain (loss) on derivatives)
Oil (per Bbl)	$75.58	$93.52	-19%	$70.62	$88.54	-20%
Natural gas (per Mcf)	4.72	7.52	-37%	5.27	7.05	-25%
Natural gas equivalents (per Mcfe)	5.81	8.57	-32%	6.16	8.16	-24%

Average cost per Mcfe
Production and operating costs (3)	$1.58	$2.42	-35%	$1.44	$2.38	-40%
Depreciation, depletion and amortization	4.76	2.82	69%	4.59	2.93	57%

Revenues:
Oil and natural gas sales	$294,791	$772,998	-62%	$889,252	$2,462,203	-64%
Realized gain (loss) on derivatives, net	198,868	42,725	*	771,636	(152,652)	*
Unrealized (loss) gain on derivatives, net	(443,498)	1,406,957	-132%	(1,353,978)	544,599	*
Total revenues	$50,161	$2,222,680	-98%	$306,910	$2,854,150	-89%

Operating costs and expenses:
Production and operating costs	$134,483	$230,358	-42%	$387,615	$674,984	-43%
Direct costs - general and administrative	73,977	3,081	*	361,220	18,453	*
Depreciation, depletion and amortization	403,840	268,051	51%	1,236,456	828,452	49%
Accretion of asset retirement obligations	2,187	2,068	6%	6,561	6,204	6%
Total operating costs and expenses	$614,487	$503,558	22%	$1,991,852	$1,528,093	30%

(Loss) income from operations	$(564,326)	$1,719,122	-133%	$(1,684,942)	$1,326,057	-227%

Interest expense	(412)	-	*	(412)	-	*
Interest income	6,607	7,927	-17%	18,382	25,364	-28%

Net (loss) income	$(558,131)	$1,727,049	-132%	$(1,666,972)	$1,351,421	-223%

Cash distributions	$601,197	$582,790	3%	$1,484,508	$1,699,338	-13%

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

Natural gas prices rebounded somewhat from earlier in 2009, through September 2009.  The Partnership continued to experience the depressed natural gas prices from the significant declines in late July 2008 through the end of 2008.  While the Partnership’s production decreased to 270 MMcfe for the 2009 nine month period compared to 283 MMcfe for the same 2008 period, a decrease of 5%, the Partnership’s average sales price declined $5.40 per Mcfe, a decrease of 62%.  While the significant changes in commodity prices have impacted the Partnership’s results of operations, the Managing General Partner believes that it was successful in managing the Partnership’s operations to reduce the negative impacts of lower prices through the Partnership’s derivative positions.  The Partnership’s realized derivative gains for the 2009 nine month period of $0.8 million added an average of $2.86 per Mcfe produced during the 2009 nine month period.  At September 30, 2009, the Managing General Partner estimates the net fair value of the Partnership’s open derivative positions to be a net liability of $0.3 million.

There were two primary contributors to the $1.0 million decrease in oil and gas price risk management, net.  A decrease in future prices at September 30, 2009 compared to December 30, 2008 resulted in a $1.9 million increase in unrealized derivative losses.  This was partially offset by a $0.9 million increase in realized derivative gains which resulted from depressed commodity prices for the 2009 nine month period, as compared to the higher prices in the same 2008 period.  Unrealized gains and losses are non-cash items and these non-cash charges to the Partnership’s statement of operations will continue to fluctuate with the fluctuation in commodity prices until the positions mature or are closed, at which time they will become realized or cash items.  The Partnership has elected not to designate any of the Partnership’s derivative instruments as hedges.  Under hedge accounting, changes in the fair value of derivatives less amounts reclassified to realized gains/losses are shown as other comprehensive income in the statement of equity and not in the statement of operations.  While the required accounting treatment of recording all changes in the fair value of derivatives in the statement of operations, for derivatives that are not designated as hedges, may result in significant swings in operating results over the life of the derivatives, the combination of the settled derivative contracts and the revenue received from the oil and gas sales at delivery are expected to result in a more predictable cash flow stream than would the sales contracts without the associated derivatives.

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

Index

PDC 2004-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Oil and Natural Gas Sales

Partnership production decreased to 85 MMcfe and 270 MMcfe for the current year three and nine month periods, respectively, from 95 MMcfe and 283 MMcfe for the prior year three and nine month periods, respectively.  The Partnership’s oil and gas sales revenue, excluding price risk management impacts, for the current three and nine month periods, decreased from the comparable periods in 2008, by $0.5 million and $1.6 million, respectively, substantially due to the significant decline in commodity prices on marginally lower volumes of 11% and 5%, respectively.  Approximately $0.4 million and $1.5 million of the decrease in oil and natural gas sales revenue for the current three month and nine month periods, respectively, was due to pricing and $0.1 million and $0.1 million was due to decreased production, respectively.

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

Oil and Gas Price Risk Management, Net

The Managing General Partner uses oil and natural gas derivative instruments to manage price risk for PDC as well as sponsored drilling partnerships.  The Managing General Partner sets these instruments for PDC, and the various partnerships managed by PDC.  Prior to September 30, 2008, as volumes produced changed, the mix between PDC and the partnerships changed on a pro-rata basis.  Effective September 30, 2008, PDC changed the allocation procedure whereby the allocation of the derivative positions between PDC and each partnership was set at a fixed quantity.  Existing positions are allocated based on fixed quantities for each position and new positions will have specific designations relative to the applicable partnership.

Index

PDC 2004-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

The following table presents the primary composition of “Oil and gas price risk management loss, net” for the periods described:

	Three months ended September 30,		Nine months ended September 30,
Oil and gas price risk management, net	2009	2008	2009	2008
Realized gains (losses)
Oil	$30,838	$(23,875)	$137,801	$(75,085)
Natural Gas	168,030	66,600	633,835	(77,567)
Total realized gain (loss), net	198,868	42,725	771,636	(152,652)

Unrealized gains (losses)
Reclassification of realized (gains) losses included in prior periods unrealized	(201,847)	168,952	(599,692)	48,823
Unrealized (loss) gain for the period	(241,651)	1,238,005	(754,286)	495,776
Total unrealized (loss) gain, net	(443,498)	1,406,957	(1,353,978)	544,599
Oil and gas price risk management (loss) gain, net	$(244,630)	$1,449,682	$(582,342)	$391,947

Realized gains recognized in the current year three and nine month periods, are a result of lower oil and gas commodity prices at settlement date compared to the respective contract price.  During the current year three month period, the Partnership recorded unrealized derivative losses on the Partnership’s CIG basis swaps of $0.2 million, as the forward basis differential between NYMEX and CIG has continued to narrow.  During the current year nine month period, the Partnership recorded unrealized derivative losses on its oil swaps of $0.1 million, as the forward strip price of oil increased during the quarter and on the Partnership’s CIG basis swaps of $0.6 million, due to the narrowing of the negative differential between NYMEX and CIG basis, as previously discussed.  The Partnership also recorded unrealized losses on the Partnership’s natural gas swaps of $0.1 million as natural gas prices, which had declined in previous quarters, have risen slightly above those price levels reflected in previous forward curves.

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

Index

PDC 2004-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

This table identifies the Partnership’s derivative positions related to oil and gas sales activities in effect as of September 30, 2009, on the Partnership’s production.  The Partnership’s production volumes for the three months ended September 30, 2009, were 1,959 Bbls of oil and 73,166 Mcf of natural gas.

	Collars				Fixed-Price Swaps		Basis Protection Swaps
	Floors		Ceilings
		Weighted		Weighted		Weighted		Weighted	Fair Value
Commodity/	Quantity	Average	Quantity	Average	Quantity	Average	Quantity	Average	At
Operating Area/	(Gas-MMbtu	Contract	(Gas-MMbtu	Contract	(Gas-MMbtu	Contract	(Gas-MMbtu	Contract	September 30,
Index	Oil-Bbls)	Price	Oil-Bbls)	Price	Oil-Bbls)	Price	Oil-Bbls)	Price	2009(1)

Natural Gas
Rocky Mountain Region
CIG
4Q 2009	41,135	$6.67	41,135	$8.16	15,174	$9.20	-	$-	$166,998
2010	47,221	6.64	47,221	8.11	22,761	9.20	138,985	1.88	(26,690)
2011	22,227	4.75	22,227	9.45	-	-	164,713	1.88	(181,677)
2012	-	-	-	-	-	-	173,291	1.88	(178,859)
2013	-	-	-	-	-	-	160,806	1.88	(154,068)

NYMEX
2010	6,118	5.75	6,118	8.30	126,079	5.62	-	-	(66,614)
2011	8,316	5.75	8,316	8.30	44,164	6.96	-	-	1,085
2012	-	-	-	-	46,404	6.96	-	-	(2,066)

Total Natural Gas									(441,891)

Oil
Rocky Mountain Region
NYMEX
4Q 2009	-	-	-	-	1,387	90.51	-	-	26,946
2010	-	-	-	-	4,800	92.96	-	-	88,438
2011	-	-	-	-	2,150	70.75	-	-	(13,933)
Total Oil									101,451

Total Natural Gas and Oil									$(340,440)

(1)Approximately 81% of the total fair value of the derivative instruments was measured using significant unobserved inputs (Level 3 assets and liabilities). See Note 4, Fair Value Measurements, to the accompanying interim unaudited condensed financial statements.

During late October 2009, the Managing General Partner entered into additional NYMEX fixed-price gas swaps (ranging from $6.67 to $7.11 per MMbtu) and NYMEX gas collars (floors ranging from $6.00 to 6.10 and ceiling ranging from $8.27 to $8.60 per MMbtu) covering all monthly periods from November 2010 to December 2013. The Partnership will be allocated positions by the Managing General Partner for MMbtu’s equal to the number of remaining MMbtu’s of CIG basis protection swaps at September 30, 2009 which were not previously covered by NYMEX fixed-price gas swaps or gas collars.

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

For the nine months ended September 30, 2009 compared to the same period in 2008, oil and natural production, on an energy equivalency-basis, decreased 5%, due to reduced production resulting from intermittent Wattenberg Field’s high pipeline pressure during 2009 in addition to normally-occurring production declines throughout an oil and natural gas well’s production life cycle.  Production and operating costs were lower by $0.3 million, or 43%, due to lower commodity valuations which reduced production taxes by approximately $0.2 million and lower lease operating costs of approximately $0.1 million, derived from lower third-party well service fees, cost reduction initiatives implemented by the Managing General Partner and changing production mix from the smaller Wattenberg Field to the larger Grand Valley Field.  Production and operating costs per Mcfe were $1.44 for the nine months ended September 30 of 2009 compared to $2.38 for the comparable period in 2008.

Index

PDC 2004-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

For the three months ended September 30, 2009, compared to the same period in 2008, oil and natural gas production declined 11%, for the same reasons noted above.  Production and operating expenses were lower by approximately $0.1 million, or 42%, primarily due to the combination of lower commodity valuations that reduced production taxes by approximately $41,000 and lower lease operating costs of approximately $36,000, due to the same factors described, above.  Production and operating costs per Mcfe were $1.58 and $2.42 for the three month period ended September 30, 2009 and 2008, respectively.

Direct Costs−General and Administrative

Direct costs – general and administrative consist primarily of professional fees for financial statement audits, income tax return preparation and legal matters.  Direct costs increased during the three and nine months ended September 30, 2009, compared to the same period in 2008, by approximately $0.1 million and $0.3 million, respectively, primarily due to an increase in professional fees for audit services principally to complete prior years’ audits.

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

The DD&A rate per Mcfe increased to $4.76 and $4.59 for the three and nine month periods ended September 30, 2009, respectively, compared to $2.82 and $2.93 during the same periods ended September 30, 2008.  The variances in the per Mcfe rates for the three month periods in each year compared to the corresponding nine month periods in each year are primarily the result of the changing production mix between the Partnership’s Wattenberg and Grand Valley fields which have significantly different DD&A rates.  These increased rates, offset by lower production volumes, resulted in increases of approximately $0.1 million and $0.4 million, respectively, in DD&A expense for the three and nine months ended September 30, 2009 compared to same periods in 2008.  This is primarily the result of increases in per Mcfe expense due to lower proved developed reserves at December 31, 2008 compared to December 31, 2007, offset by production level decreases of 11% and 5% for the three and nine month periods ended September 30, 2009 compared to the same periods ended September 30, 2008, respectively.  While production and overall year-end reserves are expected to decline gradually year-to-year over the wells’ remaining life cycles, downward revisions to proved developed oil and natural gas reserves in the annual 2008 reserve report, resulted in the increased DD&A unit cost increases during the three and nine month periods ended September 30, 2009 as compared to the same periods in 2008.

Interest Expense

The Partnership incurred interest expense of approximately $400 for the three and nine months ended September 30, 2009, related to amounts funded by the Managing General Partner in November 2008, into escrow on behalf of the Partnership, which were subsequently paid to Colorado Royalty Settlement litigants in July 2009.  Interest rates paid by the Partnership were determined in accordance with the Applicable Federal Interest Rate applicable to Qualified Legal Settlements under Internal Revenue Code §468B.  For more information on the Colorado Royalty Settlement, see Note 6, Commitments and Contingencies, to the accompanying unaudited condensed financial statements and Note 2, Summary of Significant Accounting Policies, Due from (to) Managing General Partner – other, net, to the 2008 Form 10-K.

Index

PDC 2004-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Interest Income

Significantly lower interest rates applied to lower undistributed revenues held by the Managing General Partner, resulted in lower interest income during the three and nine months ended September 30, 2009, compared to the same periods in 2008.

Liquidity and Capital Resources

Oil and natural gas production from the Partnership’s existing properties, which commenced in fourth quarter 2004 and peaked during the second quarter 2005, declined rapidly through 2006.  During 2007, 2008 and through September of 2009 oil and natural gas production declined gradually.  Production is expected to continue to decline gradually over the remaining lives of the wells.  Therefore, the Partnership may be unable to maintain its current level of oil and gas production and cash flows from operations if commodity prices remain in their current depressed state for a prolonged period beyond 2009.  This decreased production would have a material negative impact on the Partnership’s operations and may result in reduced cash distributions to the Investor Partners in 2010 and beyond.

Working Capital

Working capital at September 30, 2009 was $0.7 million compared to working capital of $1.7 million at December 31, 2008.  This decrease of $1.0 million was primarily due to a decrease in receivables from oil and gas sales at September 30, 2009 to $0.2 million as compared to $0.4 million at December 31, 2008.  In addition, the receivables at September 30, 2009 for realized and short-term net unrealized derivative gains decreased to $0.1 million and $0.2 million, respectively, from the amounts at December 31, 2008 of $0.3 million and $0.8 million, respectively.  In September 2009, there was a net reduction of $0.6 million in amounts due from the Managing General Partner as a $0.6 million receivable for over-withheld production taxes related to Partnership production prior to 2007 was collected.  In addition, the Partnership settled the obligation for the Colorado Royalty Settlement of approximately $14,000 with the Managing General Partner.  For more information on the Colorado Royalty Settlement see Note 6, Commitments and Contingencies to the accompanying interim unaudited condensed financial statements.  The net cash impact of these transactions increased distributions by $0.6 million during the quarter.

Cash Flows From Investing Activities

The Partnership, from time-to-time, invests in additional equipment which supports treatment, delivery and measurement of oil and gas or environmental protection.  These amounts totaled approximately $36,000 for the nine months ended September 30, 2009.  The Partnership received an approximately $124,000 refund for unused drilling advances from the Managing General Partner during the nine month period ended September 30, 2009.

Index

PDC 2004-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Cash Flows From Financing Activities

The Partnership initiated monthly cash distributions to investors in May 2005 and has distributed $15.2 million through September 30, 2009.  The table below sets forth the cash distributions to the Managing General Partner and Investor Partners including Managing General Partner distribution relating to limited partnership units repurchased for the periods described as follows:

Three months ended September 30,
2009			2008
Managing	Investor		Managing	Investor
General Partner	Partners	Total	General Partner	Partners	Total
Distributions	Distributions	Distributions	Distributions	Distributions	Distributions

$120,240	$480,957	$601,197	$116,558	$466,232	$582,790

Nine months ended September 30,
2009			2008
Managing	Investor		Managing	Investor
General Partner	Partners	Total	General Partner	Partners	Total
Distributions	Distributions	Distributions	Distributions	Distributions	Distributions

$296,902	$1,187,606	$1,484,508	$339,867	$1,359,471	$1,699,338

Investor Partner cash distributions include $4,588 and $12,926 during the three and nine months ended September 30, 2009, respectively, and $3,893 and $10,561 during the three and nine months ended September 30, 2008, respectively, related to equity cash distributions on Investor Partner units repurchased by the Managing General Partner.

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

Changes in market prices for oil and natural gas, the Partnership’s production levels, the impact of realized gains and losses on the Partnership’s oil and natural gas derivative instruments and changes in costs are the principal determinants of the level of the Partnership cash flow from operations.  Oil and natural gas sales for the nine months ended September 30, 2009 were approximately 64% lower than the same period in the prior year, resulting from a 62% decrease in average oil and natural gas prices and a 5% decrease in oil and natural gas production.  While a decline in oil and natural gas prices would affect the amount of cash from operations that could be generated, the Partnership has oil and natural gas derivative positions in place, as of the date of this filing, covering 86% of the Partnership’s expected oil production and 76% of its expected natural gas production for the remainder of 2009, at average prices of $90.51 per Bbl and $7.35 per Mcf, respectively.  These contracts reduce the impact of price changes on cash provided by operations for a substantial portion of the expected production for the remainder of 2009.  However, the remaining 14% and 24% of estimated remaining 2009 oil and natural gas production, respectively, is not subject to the Partnership’s derivative instrument risk management; consequently, associated revenues will be directly impacted by changing commodity market prices.

The value of the Partnership’s current derivatives positions could change based on changes in oil and natural gas futures markets, the investors’ view of underlying oil and natural gas supply and demand trends and changes in volumes produced.  Partnership oil and natural gas derivatives as of September 30, 2009 are detailed in Note 5, Derivative Financial Instruments to the accompanying interim unaudited condensed financial statements.

Index

PDC 2004-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Net cash provided by operating activities was $1.5 million for the nine months ended September 30, 2009 compared to $1.7 million during the same period in 2008, a decrease of $0.2 million.  Variances between the two periods in cash provided by operating activities were due primarily to the following:

•	A decrease in oil and gas sale revenues of $1.6 million, or 64%, accompanied by an increase in direct costs – general and administrative of $0.3 million; and

•	An increase in realized oil and gas price risk management, net of $0.9 million and a decrease in production and operating cost of $0.3 million, or 43%.

•
A reduction in Due from Managing General Partner – other, net, of $0.6 million in September 2009, due to the Managing General Partner’s $0.6 million payment to the Partnership for over-withheld production taxes and accrued interest thereon related to Partnership production prior to 2007 which was offset by the Partnership’s approximately $14,000 payment to the Managing General Partner for royalty settlement costs.  For more information on the Colorado Royalty Settlement see Note 6, Commitments and Contingencies to the accompanying interim unaudited condensed financial statements.

Information related to the oil and gas reserves of the Partnership’s wells is discussed in detail in the Partnership’s Annual Report on Form 10-K Supplemental Oil and Gas Information−Unaudited, Net Proved Oil and Gas Reserves and Information and Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves.

Partnership well recompletions in the Codell formation of Wattenberg Field wells, which may provide for additional reserve development and production, generally occur five to seven years after initial well drilling so that well resources are optimally utilized.  These well recompletions would be expected to occur based on a favorable general economic environment and commodity price structure.  Since borrowing is not permitted by the Limited Partnership Agreement, well recompletion activities will be funded through the retention of revenues and reduction of Partner cash distributions.  There are no immediate plans to initiate recompletion activities in the Wattenberg Field wells owned by the Partnership.  As the optimal period approaches, the Managing General Partner will re-evaluate the feasibility of commencing those recompletions based on engineering data and a favorable commodity price environment in order to maximize the financial benefit of the recompletion.  However, no assurance can be given that recompletion activities will be feasible or economic.

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

2008 Material Weakness

As discussed in the Management’s Report on Internal Control Over Financial Reporting included in the Partnership’s 2008 Annual Report on Form 10-K, the Partnership did not maintain effective internal controls over financial reporting as of December 31, 2008, over transactions that are directly related to and processed by the Partnership, in that the Partnership failed to maintain sufficient documentation to adequately assess the operating effectiveness of internal control over financial reporting.  More specifically, the Partnership’s financial close and reporting narrative failed to adequately describe the process, identify key controls and assess segregation of duties.  This material weakness has not been remediated as of September 30, 2009.  The 2008 Annual Report on Form 10-K did not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting pursuant to Item 308T (a)(4) of Regulation S-K.  Pursuant to Final Order dated October 19, 2009, temporary Item 308T was extended through December 15, 2010.  Accordingly, the Partnership will file the attestation report of the Partnership’s independent registered public accounting firm regarding internal control with the Partnership’s Annual Report on Form 10-K as of December 31, 2010.

(a)  Evaluation of Disclosure Controls and Procedures

As of September 30, 2009, PDC, as Managing General Partner on behalf of the Partnership, carried out an evaluation, under the supervision and with the participation of the Managing General Partner's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).  This evaluation considered the various processes carried out under the direction of the Managing General Partner’s Disclosure Committee in an effort to ensure that information required to be disclosed in the SEC reports the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Partnership’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based upon that evaluation, the Managing General Partner’s Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were not effective as of September 30, 2009 due to the existence of the material weakness described above in 2008 Material Weakness included in this Item 4 (T).  Because of the nature of the material weakness noted, the Partnership is not able to quantify the dollar amounts of exposure or potential range of the dollar amount of potential revisions to the financial statements, from this material weakness.

(b)  Remediation of Material Weakness in Internal Control

PDC, the Managing General Partner, with participation from the Audit Committee of its Board of Directors, has been addressing the material weakness disclosed in the Partnership’s 2008 Annual Report on Form 10-K.  The Managing General Partner believes that with effective implementation of planned changes in internal controls over financial reporting outlined below, that it will be able to remediate this known material weakness as of December 31, 2009.  However, this control weakness will not be considered remediated until the changes in internal controls over financial reporting are operating effectively for a sufficient period of time and the Managing General Partner has concluded, through testing, that these controls are operating effectively.

The Partnership made the following changes in its internal control over financial reporting (such as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2009.

Index

PDC 2004-C LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

The Partnership developed documentation that describes the business processes and identifies key controls for internal control over financial reporting that will assist the Managing General Partner in adequately assessing the control over financial reporting for the Partnership.  In addition, the Partnership developed documentation to adequately assess segregation of duties.  The controls and procedures are currently being tested.  Testing is expected to be completed by December 31, 2009.  At present, the Partnership has not quantified the total cost of this initiative; however the majority of this cost is expected to be paid by the Managing General Partner.

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

(c)  Other Changes in Internal Control over Financial Reporting

During the 2009 third quarter, PDC made the following changes in PDC’s internal control over financial reporting (as such defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that have materially affected or are reasonably likely to materially affect the Partnership’s internal control over financial reporting:

•
Effective July 1, 2009, as part of PDC’s broader financial reporting system, PDC implemented a new partnership investor distribution accounting module to the existing accounting software.  PDC has taken the necessary steps to monitor and maintain appropriate internal controls during this period of change.  These steps included procedures to preserve the integrity of the data converted and a review by the business owners to validate data converted.  Additionally, PDC provided training related to the business process changes and the financial reporting system software to individuals using the financial reporting system to carry out their job responsibilities, as well as, those who rely on the financial information.  PDC anticipates that the implementation of this module will strengthen the overall systems of internal controls due to enhanced automation and integration of related processes.  PDC is modifying the design and documentation of internal control process and procedures relating to the new module to supplement and complement existing internal control over financial reporting.  The system changes were undertaken to integrate systems and consolidate information and were not undertaken in response to any actual or perceived deficiencies in PDC’s internal control over financial reporting.  Testing of the controls related to these new systems is ongoing and is included in the scope of PDC’s assessment of its internal control over financial reporting for 2009.

The Managing General Partner continues to evaluate the ongoing effectiveness and sustainability of the changes PDC made in internal control over financial reporting, and, as a result of the ongoing evaluation, may identify additional changes to improve internal control over financial reporting.  Further information regarding the material weakness of the Partnership referenced above may be found in the Partnership’s Annual Report on 10-K for the year ended December 31, 2008 under Item 9A (T), Controls and Procedures − Management’s Report on Internal Control Over Financial Reporting.

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

Third quarter 2009 unit repurchases by PDC were 1.5 units repurchased at an average price of $6,953 per unit during August.  There were no unit repurchases during July or September 2009.

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